Form 10QSB
period 2002-09-30
UNITED FINANCIAL INC
filed 2002-11-14
CIK 1192931

                     U.S SECURITIES AND EXCHANGE COMMISSION
                                  WASHINGTON DC

                                   Form 10-QSB

 (Mark One)
 [X] Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934
      For the quarterly period ended September 30, 2002

                                       Or

 [_] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
      For the transition period from ____________ to

                             United Financial, Inc.
                             ----------------------
           (Exact name of the registrant as specified in its charter)

       North Carolina                               56-0796470
       --------------                               ----------
  (State of Incorporation)               (I.R.S. Employer Identification No.)

                   1128 South Main Street, Graham, N.C. 27253
                   ------------------------------------------
                    (Address of principal executive offices)

                                 (336) 226-1223
                                 --------------
                (Issuer's telephone number, including area code)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No __
    ---

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

         At October 31, 2002, the Company had 1,312,452 shares outstanding of its $1 par value common stock.

                      United Financial, Inc. and Subsidiary
                                   Form 10-QSB
                                Table of Contents
--------------------------------------------------------------------------------

PART I.    FINANCIAL INFORMATION

  Item 1.  FINANCIAL STATEMENTS

  The consolidated financial statements of United Financial, Inc and Subsidiary are set forth in the following pages.

  Consolidated Balance Sheets
      at September 30, 2002 (unaudited) and December 31, 2001 .....................     3
  Consolidated Statements of Income (unaudited)
       For the Three and Nine Months Ended September 30, 2002 and 2001 ............     4
  Consolidated Statements of Changes in Stockholders' Equity (unaudited)
       September 30, 2002 and 2001 ................................................     5
  Consolidated Statements of Cash Flows (unaudited)
       For the Nine Months Ended September 30, 2002 and 2001 ......................     6

  Notes to Consolidated Financial Statements (unaudited) ..........................     7

  Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
  AND RESULTS OF OPERATIONS .......................................................     9

  Item 3.  CONTROLS AND PROCEDURES ................................................    20

  PART II. OTHER INFORMATION

  Item 1.  Legal Proceedings ......................................................    21

  Item 2.  Changes in Securities ..................................................    21

  Item 3.  Defaults Upon Senior Securities ........................................    21

  Item 4.  Submission of Matters to a Vote of Security Holders ....................    21

  Item 5.  Other Information ......................................................    21

  Item 6.  Exhibits and reports on Form 8-K .......................................    21

  Signatures ......................................................................    22

  Certifications ..................................................................    23

United Financial, Inc. and Subsidiary
Consolidated Balance Sheets
At September 30, 2002 and December 31, 2001
--------------------------------------------------------------------------------

                                                                         (Unaudited)
                                                                         September 30        December 31
                                                                             2002                2001
                                                                       ---------------    ----------------
                                                                                 (In thousands)
Assets
Cash and due from banks                                                $         3,620    $          1,924
Interest-bearing deposits                                                          392                 327
Federal funds sold                                                               3,757               1,943
Investment securities available for sale                                        19,992               8,738
Restricted equity securities                                                       903                 490
Loans, net of allowance for loan losses of $1,652
   in 2002 and $1,179 in 2001                                                   89,412              82,866
Property and equipment, net                                                      3,802               3,899
Other real estate owned                                                             99                   -
Accrued income                                                                     470                 466
Other assets                                                                     1,543                 138
                                                                       ---------------    ----------------
       Total assets                                                    $       123,990    $        100,791
                                                                       ===============    ================

Liabilities and Stockholders' Equity

Liabilities:
   Demand deposits                                                     $         9,417    $          9,283
   Interest bearing demand deposits                                              2,656               2,757
   Savings deposits                                                             10,968               8,123
   Large denomination time deposits                                             38,401              23,845
   Other time deposits                                                          34,514              41,783
                                                                       ---------------    ----------------
       Total deposits                                                           95,956              85,791

   Securities sold under agreements to repurchase                                  132                 209
   Short-term debt                                                                   -               1,250
   Long-term debt                                                               16,000               6,500
   Accrued interest payable                                                        206                 161
   Other liabilities                                                             1,612                 391
                                                                       ---------------    ----------------
       Total liabilities                                                       113,906              94,302
                                                                       ---------------    ----------------

Stockholders' equity:
   Common stock, $1 par value; 10,000,000 shares authorized;
     1,312,452 shares issued and outstanding at September 30, 2002
     962,173 shares issued and outstanding at September 30, 2001                 1,312                 962
   Surplus                                                                       9,806               7,459
   Retained deficit                                                             (1,560)             (2,028)
   Accumulated other comprehensive income                                          526                  96
                                                                       ---------------    ----------------
       Total stockholders' equity                                               10,084               6,489
                                                                       ---------------    ----------------
       Total liabilities and stockholders' equity                      $       123,990    $        100,791
                                                                       ===============    ================

United Financial, Inc. and Subsidiary
Consolidated Statements of Income (Unaudited)
For the Three and Nine Months Ended September 30, 2002 and 2001
--------------------------------------------------------------------------------

                                             Three month period                     Nine month period
                                             Ended September 30,                    Ended September 30,
                                             2002           2001                  2002           2001
                                        -------------  --------------        -------------   -------------
                                                       (In thousands, except per share data)
Interest income

   Loans and fees on loans              $       1,623  $        1,530        $       4,792   $       3,999
   Investment securities, taxable                 251             150                  547             312
   Federal funds sold                              10              18                   19              47
   Deposits with banks                              7               2                   14               9
                                        -------------  --------------        -------------   -------------
     Total interest income                      1,891           1,700                5,372           4,367
                                        -------------  --------------        -------------   -------------


Interest expense

   Deposits                                       721             804                2,075           2,198
   Other borrowings                               124              82                  293             154
                                        -------------  --------------        -------------   -------------
     Total interest expense                       845             886                2,368           2,352
                                        -------------  --------------        -------------   -------------
     Net interest income                        1,046             814                3,004           2,015

Provision for loan losses                         150             159                  590             547

     Net interest income after
     provision for loan losses                    896             655                2,414           1,468

Noninterest income

   Service charges on deposit accounts             73              39                  178             105
   Other service charges and fees                   3               3                   11               8
   Brokered loan fees                              28              27                  138              96
   Commission from the sale of
     annuities and mutual funds                     9              24                   49              91
   Other income                                     3               1                   60               1
                                        -------------  --------------        -------------   -------------
     Total noninterest income                     116              94                  436             301

Noninterest expense

   Salaries and employee benefits                 384             375                1,168           1,084
   Occupancy expense                               51              61                  145             141
   Equipment                                       54              59                  156             150
   Data processing                                 41              35                  115              95
   Foreclosed assets, net                           1               -                   11               -
   Other operating expense                        284             203                  787             595
                                        -------------  --------------        -------------   -------------
     Total noninterest expense                    815             733                2,382           2,065
                                        -------------  --------------        -------------   -------------
         Net income (loss)              $         197  $           16        $         468   $        (296)
                                        =============  ==============        =============   =============

Basic earnings (loss) per share         $         .15  $          .02        $        .39    $        (.35)
                                        =============  ==============        =============   =============
Diluted earnings (loss) per share       $         .15  $          .02        $        .39    $        (.35)
                                        =============  ==============         ============   =============
Weighted average shares outstanding
     Basic                                  1,312,452         837,737            1,210,810         837,142
     Diluted                                1,314,074         839,755            1,212,517         837,142

United Financial, Inc. and Subsidiary
Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
For the Nine Months Ended September 30, 2002 and 2001
--------------------------------------------------------------------------------

                                                                                       Accumulated
                                                                         Retained       Other
                                         Common Stock                    Earnings     Comprehensive
                                      ------------------
                                      Shares      Amount     Surplus     (Deficit)       Income         Total
                                      ------      ------     -------    ----------    -------------   --------
Balance, December 31, 2000            694,306    $    694   $  6,820    $   (1,809)   $          24   $  5,729

Comprehensive income
   Net income (loss)                        -           -          -          (296)               -       (296)
   Net change in unrealized
     appreciation on investment
     securities available for sale          -           -          -             -               71         71
                                                                                                      --------
   Total comprehensive income                                                                             (225)

Issuance of common stock in
   connection with the February
   17, 2001 stock dividend            139,447         139       (139)            -                -          -
   Stock compensation                   2,928           3         17             -                -         20
   Warrants exercised                   1,056           1          8             -                -          9
                                     --------    --------   --------    ----------    -------------   --------

Balance, September 30, 2001           837,737    $    837   $  6,706    $   (2,105)   $          95   $  5,533
                                     ========    ========   ========    ==========    =============   ========


                                                                                     Accumulated
                                                                          Retained      Other
                                          Common Stock                    Earnings   Comprehensive
                                       -------------------
                                        Shares     Amount     Surplus     (Deficit)     Income       Total
                                       -------   ---------   ---------   ----------  ------------- --------
Balance, December 31, 2001             962,173   $     962   $   7,459   $  (2,028)   $      96   $   6,489

Comprehensive income
   Net income (loss)                         -           -           -         468            -         468
   Net change in unrealized
     appreciation on investment
     securities available for sale           -           -           -           -          430         430
                                                                                                  ---------
   Total comprehensive income                                                                           898

   Stock offering                      347,232         347       2,325           -            -       2,672
   Stock compensation                    3,047           3          22           -            -          25
                                     ---------   ---------   ---------   ---------    ---------   ---------

Balance, September 31, 2002          1,312,452   $   1,312   $   9,806   $  (1,560)   $     526   $  10,084
                                     =========   =========   =========   =========    =========   =========

United Financial, Inc. and Subsidiary
Consolidated Statements of Cash Flows (Unaudited)
For the Nine Months Ended September 30, 2002 and 2001
--------------------------------------------------------------------------------

                                                                     Nine Month Period
                                                                     Ended September 30,
                                                                 2002                2001
                                                            ---------------     ---------------
                                                                      (In thousands)
Cash flows from operating activities
   Net income (loss)                                        $           468     $          (296)
   Adjustments to reconcile net loss to
     net cash provided (used) by operations:
       Depreciation and amortization                                    188                 167
       Provision for loan losses                                        590                 547
       Accretion of discount on securities, net of
         amortization of premiums                                         2                   1
       Net realized (gains) on securities                               (13)                  -
       Changes in assets and liabilities:
         Accrued income                                                  (4)               (119)
         Other assets                                                (1,405)                  4
         Accrued interest payable                                        45                  63
         Other liabilities                                            1,221                  48
                                                            ---------------     ---------------
           Net cash provided by operating activities                  1,092                 415
                                                            ---------------     ---------------

Cash flows from investing activities
   (Increase) decrease in interest-bearing deposits                     (65)                 96
   Net (increase) in federal funds sold                              (1,814)               (563)
   Purchases of investment securities                               (13,870)             (6,881)
   Sales of investment securities                                     1,225               1,270
   Maturities of investment securities                                1,419               1,044
   Net increase in loans                                             (7,136)            (32,801)
   Purchases and disposals of property and equipment, net               (91)             (1,911)
   (Increase) in real estate owned                                      (99)                  -
                                                            ---------------     ---------------
           Net cash used in investing activities                    (20,431)            (39,746)
                                                            ---------------     ---------------

Cash flows from financing activities
   Net increase in demand, NOW, and savings deposits                  2,878               5,193
   Net increase in time deposits                                      7,287              28,446
   Net (decrease) increase in securities sold under
      agreements to repurchase                                          (77)                 96
   Net proceeds from debt                                             8,250               6,500
   Net proceeds from issuance of common stock                         2,697                  29
                                                            ---------------     ---------------
           Net cash provided by financing activities                 21,035              40,264
                                                            ---------------     ---------------
           Net increase in cash and cash equivalents                  1,696                 933

Cash and cash equivalents, beginning                                  1,924                 955
                                                            ---------------     ---------------
Cash and cash equivalents, ending                           $         3,620     $         1,888
                                                            ===============     ===============
Supplemental disclosures of cash flow information
   Interest paid                                            $         2,323     $         2,289
                                                            ===============     ===============
   Income taxes paid                                        $             -     $             -
                                                            ===============     ===============

United Financial, Inc. and Subsidiary
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2002
--------------------------------------------------------------------------------

Note 1. Organization and Operations

Effective September 30 2002 at 6:01 pm, Alamance National Bank (the "Bank"), with the consent of its shareholders, reorganized and became a wholly-owned subsidiary of United Financial, Inc. (the " Company"). Under the holding company reorganization agreement, all of the outstanding shares of the Bank's $5.00 par value common stock were converted into the right to receive $1.00 par value shares of the Company's common stock in a one-for-one exchange. This transaction has been accounted for in a manner similar to a pooling-of-interests. All periods presented in these interim consolidated financial statements have been restated for the effects of this transaction. The Company currently has no operations and conducts no business on its own other than owning the Bank.

As a result of this reorganization, the Company files periodic reports with the Securities and Exchange Commission and is also subject to regulation by the Federal Reserve Board.

Note 2. Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The accounting and reporting policies of the Company follow generally accepted accounting principles and general practices within the financial services industry. Certain amounts reported in the period ended September 30, 2001 have been reclassified to conform with the presentation for September 30, 2002. These reclassifications had no effect on net income or stockholders' equity for the periods presented, nor did they materially impact trends in financial information. In the opinion of management, all adjustments (none of which were other than normal recurring accruals) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The organization and business of the Bank, accounting policies followed, and other

United Financial, Inc. and Subsidiary
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2002
--------------------------------------------------------------------------------

information are contained in the notes to the financial statements of the Bank as of and for the years ended December 31, 2001 and 2000, filed with the Office of the Comptroller of the Currency as part of the Bank's 10 -KSB. These financial statements should be read in conjunction with the annual financial statements.

Item 2.
United Financial Inc. and Subsidiary
Management's Discussion and Analysis of Financial Condition and Results of Operations
September 30, 2002
--------------------------------------------------------------------------------

Background

The Bank opened September 14, 1998, pursuant to approval from the OCC. Prior to that time, the Bank had no operations. During its formation period, the Bank's primary activities included completing applications to all appropriate regulatory authorities necessary for commencement of operations, creating the Bank's business plan, establishing all necessary policies and procedures required to begin operation and selling the common stock of the Bank. The Bank offers a wide range of banking services including checking and savings accounts; commercial, installment, mortgage and personal loans; safe deposit boxes; and other associated services. In addition, the Bank offers investment and insurance products through its wholly owned subsidiary Premier Investment Services, Inc. (hereinafter "Premier"). The Bank's primary sources of revenue are interest income from its commercial and real estate lending activities and, to a lesser extent, from its investment portfolio. The Bank also earns fees from lending and deposit activities, as well as investment and insurance products. The major expenses of the Bank are interest on deposit accounts and general and administrative expenses, such as salaries, occupancy and related expenses.

The Company's current market areas are Alamance County and Orange County, both located in Central North Carolina. In Alamance County, which is approximately thirty miles east of Greensboro and thirty miles west of Durham, the Bank's emphasis has been on the city of Graham and the southern and eastern portions of Alamance County. The Company has designated Hillsborough as its base of operations in Orange County, which borders the Research Triangle Park. The population of Alamance County is approximately 122,000, while Orange County has a population of approximately 108,000. Both Graham and Hillsborough serve as the county seat for their respective counties.

Taken as a whole, the Company's market is located on the Interstate Highway 85/40 corridor and has a relatively diverse mix of commerce ranging from agriculture to large retail outlet centers to manufacturing. While textile manufacturing has played a significant role in the growth of the area, manufacturing has become much more diversified over the past twenty years.

From time to time, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements provided that the Company notes that a variety of factors could cause the Company's actual results to differ materially from the anticipated results expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, and

United Financial Inc. and Subsidiary
Management's Discussion and Analysis of Financial Condition and Results of Operations
September 30, 2002
--------------------------------------------------------------------------------

results of the Company's business include, but are not limited to, changes in economic conditions, changes in interest rates, and changes in laws and regulations. Accordingly, past results and trends should not be used by investors to anticipate future results or trends. Statements included in this report should be read in conjunction with the Company's Annual Report on Form 10-KSB and are incorporated into this discussion by this reference.

Comparison of Financial Condition

The Company has experienced significant growth during the nine months ended September 30, 2002, with assets increasing $23 million, from approximately $101 million to $124 million, or 23%. This growth is due primarily to growth in the Company's investment portfolio, which has increased $11 million during the period. Investments have primarily been funded with Federal Home Loan Bank ("FHLB") borrowings or Master Rate Certificate of Deposits ("Brokered CD's"), as the Company has pursued leveraged investment opportunities in order to take advantage of spreads between yields on mortgage-backed securities and these funding vehicles. In addition, net loans increased by $6 million, or 7% during the period. However, loan demand has moderated from the high level of growth the Company has experienced since June 2000. Cash and due from other banks and fed funds sold have increased a combined $4 million during the period. Approximately $1.4 million of the increase is due to funds deposited into an escrow account as part of a stock underwriting for another financial institution. This is not reflective of normal banking operations. The Company has recognized an offsetting liability for the funds. The Company has no investment discretion on deposited funds. Other assets have increased $1.4 million due to the funding of bank-owned life insurance in which the Company has invested in order to fund supplemental retirement plans for executive employees.

Total deposits have increased $10 million, or 12% since December 31, 2001. This increase is due primarily to growth in certificates of deposits, which have increased 11%. At September 30, 2002, certificates of deposit comprised 76% of total deposits, while savings and money market investment accounts accounted for 14%, and non-interest bearing demand deposit accounts make up 10% of total deposits. These ratios are consistent with the composition of deposit totals at December 31, 2001.

Long term debt consists of $2.5 million of subordinated debt and $13.5 million of FHLB advances. However, $7 million of the advances are callable prior to maturity. At September 30, 2002, $4 million in advances are callable within the next twelve months. The Company has increased long term debt $9.5 million during the period. This is due to the Company refinancing $1.3 million of floating rate debt at December 31, 2001 and locking in longer maturities in early 2002. $5 million was borrowed and invested in the

United Financial Inc. and Subsidiary
Management's Discussion and Analysis of Financial Condition and Results of Operations
September 30, 2002
--------------------------------------------------------------------------------

investment portfolio, and $3.2 million was assumed for general operating purposes. Shareholders' equity has increased approximately $3.6 million during the period. The increase is due to $2.7 million of new capital which was raised in the first quarter. The Company's accumulated deficit has declined $468,000 due to profits generated during the period, while unrealized depreciation from available for sale securities has increased $430,000.

Results of Operations

Three months ended September 30, 2002 and September 30, 2001

General. The Company recorded a profit of $197,000 for the three months ended September 30, 2002, compared with $16,000 for the three months ended September 30, 2001. Earnings per share (both diluted and basic) were $.15 for the three months ended September 30, 2002 compared with $.02 per share (both diluted and basic) in 2001. This marks the Company's fifth consecutive quarterly profit.

Net interest income. Like most financial institutions, the primary component of earnings for the Company is net interest income. Net interest income is the difference between interest income, principally from the loan and investment securities portfolios, and interest expense, principally on customer deposits and borrowings. Changes in net interest income result from changes in volume and spread. For this purpose, volume refers to the average dollar level of interest-earning assets and interest-bearing liabilities. Spread refers to the difference between the average yield on interest-earning assets and the average cost of funds. During the quarter, the Company generated approximately $1 million of net interest income, compared with approximately $814,000 during the third quarter of 2001. The increase in net interest income is due primarily to increased volume, as average earning assets increased approximately $31 million compared with the quarter ended September 30, 2001 while the Bank's net interest spread declined 41 basis points, from 3.96% at September 30, 2001 to 3.55% at September 30, 2002. The decrease in the net interest spread is due primarily to a reduction in the yield on interest earning assets, which declined 159 basis points when compared with the third quarter of 2001. This offset a 118 basis point decline in costs of funds during the same period.

Non-interest income. Non-interest income consists of revenues generated from a variety of financial products and services. The majority of non-interest income results from service charges on deposit accounts consisting of account fees, insufficient check charges, and sales of checks. Non-interest income is also derived from non-depository products and services. For the three months ended September 30, 2002, non-interest income was approximately $116,000, an increase of $22,000, or 23% compared with $94,000 generated during the three months ended September 30, 2001. Service charges and

United Financial Inc. and Subsidiary
Management's Discussion and Analysis of Financial Condition and Results of Operations
September 30, 2002
--------------------------------------------------------------------------------

deposit account fees increased by approximately $34,000 due primarily to increased volume. This offset a decline of $15,000 in the commissions from the sale of annuities and mutual funds. The principal reason for the decline in income from brokerage operations can be attributed to the downward trends in the securities markets.

Non-interest expense. Total non-interest expense increased from approximately $733,000 in the third quarter of 2001 to $815,000 during the third quarter of 2002, an increase of $82,000 or 11%. Salaries and benefits increased $9,000, or 2% due primarily to slightly higher staffing levels as well as increased benefits than incurred during the prior year. Data processing expense increased $6,000, or 17% during the quarter. Overall growth in the Company's customer base accounts for the higher data processing expenses. The Company recorded $1,200 in expenses relating to foreclosed real estate during the third quarter of 2002. Other expenses increased approximately $81,000, or 40%. Major components of other expenses are advertising, professional fees, communication costs, and supplies. Other expenses increased due to costs relating to the formation of the holding company, increased professional fees, additional employee training expenses, and increased loan fees. Occupancy expense declined approximately $10,000 during 2002 compared with 2001. This decline is due primarily to costs incurred during 2001 related to the closing of the temporary branch in Hillsborough as well as the opening of the permanent facility.

Nine months ended September 30, 2002 and September 30, 2001

General. The Company recorded a profit of $468,000 for the nine months ended September 30, 2002, compared with a loss of $(296,000) in 2001. Earnings per share (both diluted and basic) were $.39 for the nine months ended September 30, 2002 compared with $(.35) per share (both diluted and basic) for the same period in 2001.

Net interest income. For the nine months ended September 30, 2002, net interest income has increased from approximately $2 million to $3 million, an increase of $1million or 50%. Consistent with the quarterly results, the increase in net interest income is due primarily to increased volume, as average earning assets increased approximately $37 million compared with the nine months ended September 30, 2001 while the Bank's net interest spread declined 20 basis points, from 3.92% in 2001 to 3.72% in 2002. The decrease in the net interest spread is due primarily to a reduction in the yield on interest earning assets, which declined 177 basis points when compared with 2001. This offset a 157 basis point decline in costs of funds during the same period.

Non-interest income. Non-interest income increased from approximately $301,000 to $436,000 compared with the same period last year. The increase is due primarily to a $44,000 gain recorded from the SBA loan sale during the second quarter of 2002. In

United Financial Inc. and Subsidiary
Management's Discussion and Analysis of Financial Condition and Results of Operations
September 30, 2002
--------------------------------------------------------------------------------

addition, the Company realized a gain of $13,000 from the sale of investments during the first quarter of 2002. These gains are included in "other income". Also included in "other income" is a $2,500 gain from the sale of foreclosed property which was recorded in the second quarter of 2002. Brokered loan fees increased $42,000 during the nine months ended September 30, 2002 due to increased mortgage origination activity generated by the low rate environment. Fees on deposit accounts increased $73,000 due primarily to increased volume during the period. These increases offset a $42,000 decrease in commissions from the sale of annuities and mutual funds.

Non-interest expense. Non-interest expense increased during the nine months ended September 30, 2002 from $2.1 million to $2.4 million or 14%. Consistent with results experienced during the third quarter of 2002, the increase was due primarily to higher salaries related to increased staffing costs as well as other employee benefits, which increased $84,000, or 8%. The Company recorded $11,000 in expenses relating to foreclosed real estate during the nine months ended September 30, 2002. Other expenses increased approximately $192,000, or 32% during the first nine months of 2002. Other expenses increased due primarily as a result of the Bank's significant growth during 2002 relative to 2001. Overall growth in the Bank's customer base led to an increase in the Company's data processing costs, which increased 21% in 2002.

Provision for Credit Losses

The allowance for loan losses is created by direct charges to operations. Losses on loans are charged against the allowance in the period in which such loans, in management's opinion, become uncollectible. Recoveries during the period are credited to this allowance. The factors that influence management's judgment in determining the amount charged to operating expense include past loan loss experience, composition of the loan portfolio, evaluation of possible future losses and current economic conditions.

The Bank uses a loan analysis and grading program to facilitate its evaluation of possible future loan losses and the adequacy of its allowance for loan losses, otherwise referred to as its loan loss reserve. In this program, a "watch list" is prepared and monitored monthly by management and reported to the Board of Directors. The list includes loans that management identifies as having potential credit weaknesses in addition to loans past due 30 days or more, nonaccrual loans and remaining unpaid loans identified during previous examinations.

The Company has experienced net charge-offs (amount of loans charged off net of recoveries of previously charged off loans) of approximately $117,000 during the nine months ended September 30, 2002. However, $54,000 relates to one loan that was charged off during the first quarter. This compares with approximately $126,000 for the

United Financial Inc. and Subsidiary
Management's Discussion and Analysis of Financial Condition and Results of Operations
September 30, 2002
--------------------------------------------------------------------------------

nine months ended September 30, 2001.

Based on management's evaluation of the loan portfolio and economic conditions, a provision for loan losses of approximately $150,000 was added to the allowance for loan losses during the three months ended September 30, 2002, compared with $159,000 in 2001. The $590,000 provision for loan losses for the nine months ended September 30, 2002 was 8% higher than the amount recorded in the nine months ended September 30, 2001. The increase in the provision for loan losses was primarily in response to the increase in the Company's nonperforming assets, as well as current economic conditions. At September 30, 2002, the allowance stood at approximately $1.7 million compared to $1.2 million at December 31, 2000 and $1.0 million at September 30, 2001.

The allowance for loan losses was 1.81%, 1.40% and 1.42% of total loans as of September 30, 2002, December 31, 2001 and September 30, 2001, respectively. Management believes the reserve levels are adequate to cover possible loan losses on the loans outstanding as of each reporting date. It must be emphasized, however, that the determination of the reserve using the Company's procedures and methods rests upon various judgments and assumptions about future economic conditions and other factors affecting loans. No assurance can be given that the Company will not in any particular period sustain loan losses that are sizable in relation to the amounts reserved or that subsequent evaluations of the loan portfolio, in light of conditions and factors then prevailing, will not require significant changes in the allowance for possible loan losses or future charges to earnings. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowances for possible loan losses. Such agencies may require the Company to recognize additions to the allowances based on their judgments about information available at the time of such examinations.

Asset Quality

Certain credit risks are inherent in making loans, particularly commercial and consumer loans. Management prudently assesses these risks and attempts to manage them effectively. The Company also attempts to reduce repayment risks by adhering to internal credit underwriting policies and procedures. These policies and procedures include officer and customer limits, periodic loan documentation review and follow up on exceptions to credit policies.

A loan is placed on nonaccrual status when, in management's judgment, the collection of interest appears doubtful. While a loan is on nonaccrual status, the Company's policy is that all cash receipts are applied to principal. Once the recorded principal balance has been reduced to zero, future cash receipts are applied to recoveries of any amounts

United Financial Inc. and Subsidiary
Management's Discussion and Analysis of Financial Condition and Results of Operations
September 30, 2002
--------------------------------------------------------------------------------

previously charged off. Further cash receipts are recorded as interest income to the extent that any interest has been foregone. The accrual of interest is discontinued on all loans that become 90 days past due with respect to principal or interest. In some cases, where borrowers are experiencing financial difficulties, loans may be restructured to provide terms significantly different from the original terms.

Nonperforming assets are defined as nonaccrual loans, unsecured loans greater than 60 days delinquent and still accruing interest, restructured loans, and foreclosed, repossessed and idled properties. At September 30, 2002, nonperforming assets totaled $1.3 million, compared with $509,000 at December 31, 2001 and $52,000 at September 30, 2001. These amounts represent 1.43%, .61%, and .07% of gross loans at September 30, 2002, December 31, 2001, and September 30, 2001, respectively. At September 30, 2002 nonperforming assets consisted on nonaccrual loans of $632,000, restructured loans of $502,000, foreclosed properties of $99,000, and $96,000 in repossessed vehicles.

Included in nonaccrual loans at September 30, 2002 is $314,000 in loans secured by real estate which were classified as nonaccrual at December 31, 2001. However, the borrowers filed for and were granted bankruptcy protection during the first quarter of 2002, preventing the Company from foreclosing on the properties. Management believes that the provision for loan loss is sufficient to absorb any difference between the fair values and the Company's investment should the Company be allowed to foreclose on the properties.

In February 2001, the Company participated in a $17 million irrevocable letter of credit which was used to support an industrial revenue bond issue. The Bank's portion was $500,000. The underlying collateral for the transaction was a retirement village located in South Carolina. During the second quarter of 2002, the participating banks were called on to fund the letter of credit due to adverse financial problems as well as accounting irregularities by the borrower. The Company funded its portion of the letter of credit as required in the agreement. A workout plan has been implemented which calls for the loan to accrue interest at 5.5% until July 2, 2003, at which point the interest rate will be renegotiated. Management monitors the creditors' progress closely and believes the workout plan will permit the borrower to meet restructured debt service requirements. The loan has been downgraded in accordance with the Company's loan grading model, and is classified as a restructured loan.

Liquidity

The Company's liquidity is determined by its ability to convert assets to cash or acquire alternative sources of funds to meet the needs of its customers who are withdrawing or borrowing funds, and to maintain required reserve levels, pay expenses and operate the

United Financial Inc. and Subsidiary
Management's Discussion and Analysis of Financial Condition and Results of Operations
September 30, 2002
--------------------------------------------------------------------------------

Company on an ongoing basis. The Company's primary liquidity sources are net income from operations, cash and due from banks, federal funds sold and other short-term investments, and borrowings from the FHLB. In addition, the Company has the ability, on a short-term basis, to purchase federal funds from other financial institutions. Finally, the Company has used the Internet as a source for attracting deposits from businesses, retirement plans, and other financial institutions. At September 30, 2002, these deposits totaled $8.3 million, or 9% of total deposits. In accordance with regulatory guidance, the Company has controls in place to monitor brokered and rate sensitive deposits. The Company has found rates paid on these deposits to be similar to rates paid to retail customers. Since the Company is "well capitalized" for regulatory purposes, there are no restrictions on brokered deposit activity. At September 30, 2002, the Company's loan to deposit ratio was 93.18%. This compares with a ratio of 96.59% at December 31, 2001 and 93.84% at September 30, 2001. Management believes that the Company has sufficient liquidity to meet all funding needs for the foreseeable future and expects long-term liquidity needs to be met through growth of its deposits.

The Company's liquidity ratio is defined as liquid assets (excluding restricted equity securities) divided by total deposits due on demand or within one year, plus short-term liabilities (due within one year) and advances used to fund investments was approximately 33.52% at September 30, 2002 compared with 19.64% at December 31, 2002 and 19.58% at September 30, 2001.

During the third quarter of 2002, the Company entered into four master rate certificate of deposit agreements ("brokered deposits") totaling $7.6 million. Three of the deposits were part of a leveraging strategy whereby management invested borrowed funds in order to supplement interest income by locking fixed interest rate spreads. The certificates used in this strategy have maturities of July 2004 ($1.5 million at 3.5%), July 2005 ($1.6 million at 4.05%), and July 2006 ($2 million at 4.35%). Collectively, the deposits used in the leverage strategy have a weighted average cost of 4% and a weighted average maturity of slightly over 37 months. These funds were invested in mortgage back securities with estimated weighted average yields of 5.57% and weighted average lives of just under 5 years. The net spread is expected to be 157 basis points, though actual spreads over the life of the investments will depend on other factors, such as actual prepayment speeds on the underlying mortgages. A mortgage's prepayment speed is generally a function of interest rates. Prepayments which occur faster than expected would decrease the anticipated spread. The other deposit was for $2.5 million and matures March 31, 2003. The all in cost is 2.3% and proceeds were used for general liquidity. In the current rate environment, management has found the rates on these deposits to be more attractive than rates in the local market. Consequently, management has found these deposits to be effective tools in managing liquidity and interest rate risk.

United Financial Inc. and Subsidiary
Management's Discussion and Analysis of Financial Condition and Results of Operations
September 30, 2002
--------------------------------------------------------------------------------

During the third quarter of 2002, the Company entered into three secured borrowing agreements with the Atlanta FHLB totaling $8 million. Two of the advances were fixed rate credits and were utilized as part of a leveraging strategy, similar to the one described above, whereby Management invested borrowed funds in order to supplement interest income by locking fixed interest rate spreads. The advances used in this strategy have maturities of January 2004 ($2.5 million at 2.47%) and July 2007 ($2.5 million at 4.33%). Collectively, these advances have a weighted average cost of 3.4% and a weighted average maturity of slightly over 39 months. These funds were invested in mortgage back securities with estimated weighted average yields of 5.12% and weighted average lives of approximately 5 years. The net spread is expected to be 170 basis points, though actual spreads and average maturities will depend on factors discussed earlier. The other advance was for $3 million, has a fixed rate of interest of 2.88%, and matures in September 2007. However, the advance is subject to a one time call by the FHLBA in September 2005, at which point the Company may elect to convert the advance to LIBOR-based floating advance at 3-month LIBOR rate of interest. Proceeds were used for general liquidity.

During the second quarter of 2002, the Bank entered into two master rate certificate of deposit agreements totaling $4.5 million. One certificate of deposit was in the amount of $2.5 million and has a three year term, maturing on May 23, 2005. The total cost of the agreement is 4.55%. The other certificate of deposit totaled $2 million, had a three month term, and matured on August 22, 2002. The total cost of the agreement was 2.15%.

During the fourth quarter of 2001, the Bank entered into a secured borrowing agreement with the FHLBA for $1.25 million. The rate adjusted daily and is based on the FHLBA's overnight investment rate plus 30 basis points. The advance had a stated maturity of November 18, 2002 but could be prepaid at the Bank's option without penalty. During the first quarter of 2002, the Bank converted this advance without penalty into three fixed rate advances for $500,000 per advance. The new advances are for 24, 36, and 48 months and mature in February 2004, 2005, and 2006. The advances have an average rate of 4.31%. Proceeds from the advances were used for general liquidity purposes.

During the first quarter of 2001, the Bank entered into a secured borrowing with the FHLB of Atlanta for $1 million. The rate of interest is fixed at 4.44%, and the borrowing has a maturity of January 18, 2011. However, the borrowing is callable by the FHLBA after January 18, 2002 and quarterly thereafter, at which point the Bank may elect to convert the advance to LIBOR-based floating advance at 3-month LIBOR rate of interest. However, management does not believe the advance is likely to be called in the current rate environment. Proceeds were used to facilitate loan growth.

During the third quarter of 2001, the Company implemented a $5 million leveraged investment transaction similar to those described earlier. The Company entered into a

United Financial Inc. and Subsidiary
Management's Discussion and Analysis of Financial Condition and Results of Operations
September 30, 2002
--------------------------------------------------------------------------------

secured borrowing agreement with the FHLBA for $3 million at a fixed rate of interest of 4.49% and a maturity of July 6, 2011. However, the borrowing is callable by the FHLBA on July 7, 2003 and quarterly thereafter, at which point the Bank may elect to convert the advance to LIBOR- based floating advance at 3-month LIBOR rate of interest. The Company also entered into a master rate certificate of deposit agreement for $2 million. The certificate of deposit has a two-year term and matures on July 2, 2003. The total cost of the agreement is 5.05%. The weighted average cost of borrowed funds is 4.72%. $3 million was invested in a collateralized mortgage obligation ("CMO") with an estimated yield of 6.33% and an expected average life of approximately 7 years. The remaining $2 million was invested in a mortgage back security with an estimated life of approximately 6 years and an estimated yield of 6.24%. The weighted average yield on investments is 6.28%, resulting in an approximate spread of 156 basis points. The strategy has performed as expected.

The Company has established credit facilities to provide additional liquidity if and as needed, consisting of $3 million in unsecured and $16.5 million in secured lines. At September 30, 2002, the Company had available $6 million under these lines of credit.

Capital

The Company and Bank are required by their own policies and by applicable federal regulations to maintain certain capital levels. The Bank's ratio of stated capital to total assets exceeded 8% as of September 30, 2002 and 2001, and December 31, 2001. In an effort to achieve a measurement of capital adequacy that is sensitive to the individual risk profiles of financial institutions, the various financial institution regulators have minimum capital guidelines that categorize various components of capital and types of assets and measure capital adequacy in relation to the financial institution's relative level of those capital components and the level of risk associated with various types of assets of that financial institution. The guidelines call for minimum adjusted total capital of 8% of risk-adjusted assets. As of September 30, 2002, the Bank's total risk-based capital ratio was 14.60%. This compares with 12.16% at December 31, 2001 and 12.19% at September 30, 2001.

In addition to the risk-based capital requirements described above, the Bank is subject to a leverage capital requirement, which calls for a minimum ratio of leverage capital, as defined in the regulations, to quarterly average total assets of 3-5%. As of September 30, 2002, the Bank's leverage capital ratio was 8.15%. This compares with 7.84% at December 31, 2001 and 6.25% at September 30, 2001.

Neither the Company nor the Bank is aware of any recommendations of regulatory authorities or otherwise which, if they were to be implemented, would have a material

United Financial Inc. and Subsidiary
Management's Discussion and Analysis of Financial Condition and Results of Operations
September 30, 2002
--------------------------------------------------------------------------------

effect on its capital resources, or operations.

In the third quarter of 2001, the Bank filed a registration statement with the OCC seeking approval to sell between 121,212 and 700,000 shares of common stock at $8.25 per share. The registration statement was declared effective on October 15, 2001. At December 31, 2001, the Bank had accepted subscriptions for 124,436 shares of stock. Consequently, the Bank included $877,772 in Tier 1 Capital. The offering concluded on February 12, 2002. During the second quarter, the Bank accepted additional subscriptions for 347,232 shares, resulting in a net increase in tier 1 capital of $2.7 million. As a result of the offering, the Bank issued 471,668 shares, generating net proceeds of $3.5 million. Proceeds from the offering were used to enhance capital and liquidity, for lending and investment activities, and general corporate purposes.

In the original capital campaign, common stock included one warrant for every five shares owned. Prior to the underwriting, the exercise price of the warrant was $9.17 per share. In connection with the offering, the Bank received approval to reduce the exercise price from $9.17 to $8.25. At the end of the offering, all warrants expired and are of no further value.

During the first quarter of 2001, the Bank issued subordinated debt in the principal amount of $2.5 million to a commercial bank. The purpose of the transaction was to provide additional capital for the Bank. Under the Federal Reserve's risk based capital guidelines, banks may include in tier 2 capital long-term subordinated debt that meets certain conditions. The $2.5 million is intended to be treated as capital rather than debt of the Bank for the purposes of capital adequacy guidelines. The subordinated debt principal amount must be paid back on April 1, 2008. Quarterly payments of accrued interest are required. Interest accrues at a variable rate of 1% below the Wall Street Journal prime rate.

The debt is subordinated to the Bank's general creditors, is unsecured, and does not contain provisions that permit the holder to require payment of principal prior to maturity except in the case of the Bank's bankruptcy or receivership.

On January 17, 2001, the Board of Directors declared a six for five stock split of the Bank's common stock, effected in the form of a 20% stock dividend which was paid on February 16, 2001. As a result of this action, approximately 139,000 shares were issued to shareholders of record on February 2, 2001. Par value of the common stock remained at $5 per share and, accordingly, $697,235 was transferred from surplus to common stock. However the effect of this transaction has been restated to reflect the formation of the holding company.

Item 3.
United Financial Inc. and Subsidiary
Controls and Procedures
September 30, 2002
--------------------------------------------------------------------------------

Within the 90-day period prior to the filing of this quarterly report, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II
OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         There were no material legal proceedings pending at September 30, 2002, against the Company other than ordinary routine litigation incidental to their respective businesses, to which the Company is a party or of which any of their property is the subject. It is to be expected that various actions and proceedings may be anticipated to be pending or threatened against, or to involve, the Company from time to time in the ordinary course of business. Some of these may from time to time involve large demands for compensatory and/or punitive damages. At the present time, management knows of no pending or threatened litigation the ultimate resolution of which would have a material adverse effect on the Company's financial position or results of operations.

ITEM 2.  CHANGES IN SECURITIES
         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         None.

ITEM 5.  OTHER INFORMATION
         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         During the quarter ended September 30, 2002, a Current Report on Form 8-K, dated September 30, 2002, was filed with the Commission. The report included information regarding the Company's acquisition of all of the outstanding stock of the Bank pursuant to the Agreement and Plan of Reorganization and Share Exchange and becoming the Bank's successor issuer. Future filings of the Registrant will be made to the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

United Financial, Inc.

Date:  November 14, 2002                   /s/ William Griffith
                                           -----------------------------------
                                           William Griffith
                                           President & Chief Executive Officer
                                           (Duly Authorized Officer)


Date:  November 14, 2002                   /s/ William E. Swing, Jr.
                                           -----------------------------------
                                           William E. Swing, Jr.
                                           Senior Vice President
                                           Chief Financial Officer

                                  Certification

I, William M. Griffith, Jr., certify that:

1. I have reviewed this quarterly report on Form 10-QSB of United Financial, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002                     /s/ William M. Griffith, Jr.
     ----------------------------           ---------------------------------
                                            William M. Griffith, Jr.
                                            President and CEO

                                  Certification

I, William E. Swing Jr., certify that:

1. I have reviewed this quarterly report on Form 10-QSB of United Financial, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002                     /s/ William E. Swing, Jr.
      ------------------                    ------------------------------------
                                            William E. Swing, Jr.
                                            Senior Vice President and CFO

                                  CERTIFICATION

The undersigned hereby certifies that, to his or her knowledge, (i) the Form 10-QSB filed by Alamance National Bank (the "Issuer") for the quarter ended September 30, 2002, fully complies with the requirements of Section 13 (a) or 15
(d) of the Securities Exchange Act of 1934 and (ii) the information contained in that report fairly presents, in all material respects, the financial condition and results of operations of the Issuer on the dates and for the periods presented therein.

Date:  November 14, 2002      /s/ William M. Griffith, Jr.
                              --------------------------------------------------
                              William M. Griffith, Jr.
                              President & Chief Executive Officer

Date:  November 14, 2002      /s/ William E. Swing, Jr.
                              --------------------------------------------------
                              William E. Swing, Jr.
                              Senior Vice President and Chief Financial Officer