Form 10KSB
period 2002-12-31
UNITED FINANCIAL INC
filed 2003-03-31
CIK 1192931

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                               __________________

                        ANNUAL REPORT UNDER SECTION 13 OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     FOR FISCAL YEAR ENDED DECEMBER 31, 2002

                          Commission File No. 000-50018
                                             ----------

                             UNITED FINANCIAL, INC.
                             ----------------------
             (Exact Name of Registrant as specified in its charter)

                                 NORTH CAROLINA
                                 --------------
                            (State of Incorporation)

                                   56-0796470
                                   ----------
                      (I.R.S. Employer Identification No.)

                             1128 South Main Street
                          Graham, North Carolina 27253
                          ----------------------------
                          (Address of Principal Office)

                                 (336) 226-1223
                                 --------------
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK, $1.00 PAR VALUE

Check whether the Registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X]
NO [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Registrant's revenues for the year ended December 31, 2002 were $7,884,259.

The aggregate market value of the voting stock held by non-affiliates of the Registrant at February 17, 2003 was approximately $9,700,000.

The number of shares of the Registrant's Common Stock outstanding on February 17, 2003 was 1,640,565.

                      Documents Incorporated by Reference:

     1. Portions of Annual Report to Shareholders for the Fiscal Year Ended December 31, 2002 (Part II).

     2. Portions of Proxy Statement for the 2003 Annual Meeting of Shareholders (Part III)

Transitional Small Business Format Yes [ ] No [X]

                        FORM 10-KSB CROSS-REFERENCE INDEX

                                                         PROXY
                                         FORM 10-KSB   STATEMENT   ANNUAL REPORT
                                         -----------   ---------   -------------

PART I

Item 1 -  Description of Business            3
Item 2 -  Property                           11
Item 3 -  Legal Proceedings                  12
Item 4 -  Submission of Matters to a         N/A
             Vote of Security Holders

PART II

Item 5 -  Market for Common Equity
             and Related Shareholder
             Matters                         12
Item 6 -  Management's Discussion &
             Analysis                        13
Item 7 -  Financial Statements                                           8
Item 8 -  Changes in and Disagreements       N/A
             with Accountants on
             Accounting and Financial
             Disclosure

PART III

Item 9 -  Directors, Executive
             Officers, Promoters and                      5,6,8,9
             Control Persons;
             Compliance with
             Section 16(a) of the
             Exchange Act
Item 10 - Executive Compensation                          9-11
Item 11 - Security Ownership of
             Certain Beneficial Owners        38          3-5
             and Management
Item 12 - Certain Relationships and
             Related Transactions                         7,11,12
Item 13 - Exhibits and Reports on
             Form 8-K                         39
Item 14 - Controls and Procedures             40

                                     PART I

ITEM 1 - DESCRIPTION OF BUSINESS

(a)-(b)

General

United Financial, Inc. (the "Registrant") was incorporated under the laws of the State of North Carolina on June 20, 2002, at the direction of the Board of Directors of Alamance National Bank (the "Bank"), for the purpose of serving as the bank holding company for the Bank and became the holding company for the Bank on September 30, 2002. To become the Bank's holding company, Registrant received approval of the Federal Reserve Board, the Office of the Comptroller of the Currency (the "OCC"), as well as the Bank's shareholders. Upon receiving such approval, each share of $5.00 par value common stock of the Bank was exchanged on a one-for-one basis for one share of $1.00 par value common stock of the Registrant.

The Registrant operates for the primary purpose of serving as the holding company for the Bank. The Registrant's headquarters are located at 1128 South Main Street, Graham, North Carolina 27253.

The Bank became a body corporate on February 11, 1998, the date of filing of its Articles of Association and Organization Certificate with the OCC and opened for business on September 14, 1998, at 1128 South Main Street, Graham, North Carolina, as a nationally-chartered commercial bank. In June of 2000, the Bank formed Premier Investment Services, Inc. ("Premier") as a wholly-owned subsidiary in order to offer insurance and investment products. In September of 2000, the Bank opened a banking office in Hillsborough, North Carolina under the name Hillsborough National Bank. The Bank operates for the primary purpose of serving the banking needs of individuals, and small to medium-sized businesses in its market area. The Bank offers a range of banking services including checking and savings accounts, commercial, consumer and personal loans, safe deposit boxes, an automated teller machine, and other associated services.

Primary Market Area

The Bank's market area consists of Alamance and Orange Counties, North Carolina. Graham and Hillsborough are the county seats of Alamance and Orange Counties respectively. The total populations of Alamance and Orange Counties are approximately 122,000 and 108,000 persons and both are served by Interstate 40/85. The area is also served by national and regional airlines through facilities in Greensboro and Raleigh, North Carolina.

Competition

Commercial banking in North Carolina is extremely competitive with state laws which permit statewide branching. In its market area, the Bank competes directly for deposits with other commercial banks, savings and loan associations, agencies issuing U. S. Government securities and all other organizations and institutions engaged in money market transactions. In its lending activities, the Bank competes with all other financial institutions as well as consumer finance companies, mortgage companies and other lenders that do business in its market area. In Alamance County, there are 45 offices of 11 different commercial banks (including the largest banks in North Carolina) and 1 office of 1 savings institutions, as well as offices of various other entities engaged in the extension of credit. In Orange County, there are 7 offices of 33 different commercial banks (including the largest banks in North Carolina) as well as offices of various other entities engaged in the extension of credit.

Employees

At December 31, 2002, the Registrant employed 34 full-time and 2 part-time employees. None of the Registrant's employees are covered by a collective bargaining agreement. The Registrant believes its relations with its employees to be good.

Regulation

Regulation of the Bank

The Bank is extensively regulated under federal law. Generally, these laws and regulations are intended to protect depositors and borrowers, not shareholders. To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions. Any change in applicable law or regulation may have a material effect on the business of the Registrant and the Bank.

Federal Regulator. The Bank is subject to comprehensive regulation and supervision by the OCC and to other laws and regulations generally applicable to banks, including various state and federal laws and regulations that may restrict or otherwise apply to its lending, deposit-taking and other business activities. Such laws include, but are not limited to, North Carolina usury laws, the Truth-in-Lending Act governing the disclosure of credit terms to borrowers, the Community Reinvestment Act governing the Bank's efforts to meet the credit needs of its community, the Equal Credit Opportunity Act governing the making of consumer credit reports, the Fair Housing Act prohibiting lender discrimination on the basis of certain characteristics of the credit applicant, the Fair Credit Reporting Act governing the making of consumer credit reports, the Fair Debt Collection Act governing the way in which consumer debts may be collected by certain creditors, the Home Mortgage Disclosure Act requiring financial institutions to provide specific statistical data regarding their mortgage lending, and the Electronic Funds Transfer Act which governs automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services. The Bank is examined periodically by and submits regular periodic reports (regarding its financial condition and other matters) to the OCC. The OCC has a broad range of powers to enforce regulations under its jurisdiction and to take discretionary actions to protect the safety and soundness of banks, including the institution of cease and desist orders and the removal of directors and officers.

The approval of the OCC, and in some cases, the Federal Deposit Insurance Corporation (the "FDIC"), is required before a national bank can merge or consolidate with or purchase substantially all the assets of another financial institution or before a national bank or its assets can be acquired by another institution. The approval of the OCC is required before a bank can establish a branch office, or, with certain exceptions, before a bank can establish or acquire a subsidiary corporation. Any insured bank which is not operated in accordance with or does not conform to the OCC's regulations, policies and directives may be sanctioned. Proceedings may be instituted against an insured bank or any director, officer or employee of such bank that engages in unsafe and unsound practices, including the violation of applicable laws and regulations. In addition, the FDIC has the authority to terminate insurance of accounts pursuant to procedures established for that purpose.

Deposit Insurance. As a member institution of the FDIC, the Bank's deposits are insured up to a maximum of $100,000 per depositor through the Bank Insurance Fund, administered by the FDIC, and each member institution is required to pay semi-annual deposit insurance premium assessments to the FDIC. The Bank Insurance Fund assessment rates have a range of 0 cents to 27 cents for every $100 in assessable deposits. Banks with no premium are subject to an annual statutory minimum assessment.

Capital Requirements. The federal banking regulators have adopted certain risk-based capital guidelines to assist in the assessment of the capital adequacy of a banking organization's operations for both transactions reported on the balance sheet as assets and transactions, such as letters of credit, and recourse arrangements, which are recorded as off balance sheet items. Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off balance sheet items are multiplied by one of several risk adjustment percentages which range from 0% for assets with low credit risk, such as certain U.S. Treasury securities, to 100% for assets with relatively high credit risk, such as business loans.

A banking organization's risk-based capital ratios are obtained by dividing its qualifying capital by its total risk adjusted assets. The regulators measure risk-adjusted assets, which include off balance sheet items, against both total qualifying capital (the sum of Tier 1 capital and limited amounts of Tier 2 capital) and Tier 1 capital. "Tier 1," or core capital, includes common equity, qualifying noncumulative perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, less goodwill and other intangibles, subject to certain exceptions. "Tier 2," or supplementary capital, includes among other things, limited-life preferred stock, hybrid capital instruments, mandatory convertible securities, qualifying subordinated debt, and the allowance for loan and lease losses, subject to certain limitations and less required deductions. The inclusion of elements of Tier 2 capital is subject to certain other requirements and limitations of the federal banking agencies. Banks and bank holding companies subject to the risk-based capital guidelines are required to maintain a ratio of Tier 1 capital to risk-weighted assets of at least 4% and a ratio of total capital to risk-weighted assets of at least 8%. The appropriate regulatory authority may set higher capital requirements when particular circumstances warrant. As of December 31, 2002, the Bank was classified as "well-capitalized" with Tier 1 and Total Risk-Based Capital of 7.85% and 14.89% respectively.

The federal banking agencies have adopted regulations specifying that they will include, in their evaluations of a bank's capital adequacy, an assessment of the bank's interest rate risk exposure. The standards for measuring the adequacy and effectiveness of a banking organization's interest rate risk management include a measurement of board of director and senior management oversight, and a determination of whether a banking organization's procedures for comprehensive risk management are appropriate for the circumstances of the specific banking organization.

Failure to meet applicable capital guidelines could subject a banking organization to a variety of enforcement actions, including limitations on its ability to pay dividends, the issuance by the applicable regulatory authority of a capital directive to increase capital and, in the case of depository institutions, the termination of deposit insurance by the FDIC, as well as the measures described under the "Federal Deposit Insurance Corporation Improvement Act of 1991" below, as applicable to undercapitalized institutions. In addition, future changes in regulations or practices could further reduce the amount of capital recognized for purposes of capital adequacy. Such a change could affect the ability of the Bank to grow and could restrict the amount of profits, if any, available for the payment of dividends to the shareholders.

Federal Deposit Insurance Corporation Improvement Act of 1991. In December 1991, Congress enacted the Federal Deposit Insurance Corporation Improvement Act of 1991 (the "FDIC Improvement Act"), which substantially revised the bank regulatory and funding provisions of the Federal Deposit Insurance Act and made significant revisions to several other federal banking statutes. The FDIC Improvement Act provides for, among other things:

     . publicly available annual financial condition and management reports for certain financial institutions, including audits by independent accountants,

     . the establishment of uniform accounting standards by federal banking agencies,

     . the establishment of a "prompt corrective action" system of regulatory supervision and intervention, based on capitalization levels, with greater scrutiny and restrictions placed on depository institutions with lower levels of capital,

     . additional grounds for the appointment of a conservator or receiver, and

     . restrictions or prohibitions on accepting brokered deposits, except for institutions which significantly exceed minimum capital requirements.

The FDIC Improvement Act also provides for increased funding of the FDIC insurance funds and the implementation of risk-based premiums.

A central feature of the FDIC Improvement Act is the requirement that the federal banking agencies take "prompt corrective action" with respect to depository institutions that do not meet minimum capital requirements. Pursuant to the FDIC Improvement Act, the federal bank regulatory authorities have adopted regulations setting forth a five-tiered system for measuring the capital adequacy of the depository institutions that they supervise. Under these regulations, a depository institution is classified in one of the following capital categories: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." An institution may be deemed by the regulators to be in a capitalization category that is lower than is indicated by its actual capital position if, among other things, it receives an unsatisfactory examination rating with respect to asset quality, management, earnings or liquidity.

The FDIC Improvement Act provides the federal banking agencies with significantly expanded powers to take enforcement action against institutions which fail to comply with capital or other standards. Such action may include the termination of deposit insurance by the FDIC or the appointment of a receiver or conservator for the institution. The FDIC Improvement Act also limits the circumstances under which the FDIC is permitted to provide financial assistance to an insured institution before appointment of a conservator or receiver.

International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001. On October 26, 2001, the USA Patriot Act of 2001 was enacted. This act contains the International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001, which sets forth anti-money laundering measures affecting insured depository institutions, broker-dealers and other financial institutions. The Act requires U.S. financial institutions to adopt new policies and procedures to combat money laundering and grants the Secretary of the Treasury broad authority to establish regulations and to impose requirements and restrictions on the operations of financial institutions. We have not as yet determined the impact that this act will have on our operations although the impact is not expected to be material.

Miscellaneous. The earnings of the Bank will be affected significantly by the policies of the Federal Reserve Board, which is responsible for regulating the United States money supply in order to mitigate recessionary and inflationary pressures. Among the techniques used to implement these objectives are open market transactions in United States government securities, changes in the rate paid by banks on bank borrowings, and changes in reserve requirements against bank deposits. These techniques are used in varying combinations to influence overall growth and distribution of bank loans, investments, and deposits, and their use may also affect interest rates charged on loans or paid for deposits.

The monetary policies of the Federal Reserve Board have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. In view of changing conditions in the national economy and money markets, as well as the effect of actions by monetary and fiscal authorities, no prediction can be made as to possible future changes in interest rates, deposit levels, loan demand or the business and earnings of the Bank.

The Bank cannot predict what legislation might be enacted or what regulations might be adopted, or if enacted or adopted, the effect thereof on the Bank's operations.

Regulation of the Registrant

Federal Regulation. The Registrant is subject to examination, regulation and periodic reporting under the Bank Holding Company Act of 1956, as administered by the Federal Reserve Board. The Federal Reserve Board has adopted capital adequacy guidelines for bank holding companies on a consolidated basis.

The Registrant is required to obtain the prior approval of the Federal Reserve Board to acquire all, or substantially all, of the assets of any bank or bank holding company. Prior Federal Reserve Board approval is required for the Registrant to acquire direct or indirect ownership or control of any voting securities of any bank or bank holding company if, after giving effect to such acquisition, it would, directly or indirectly, own or control more than five percent of any class of voting shares of such bank or bank holding company.

The merger or consolidation of the Registrant with another bank, or the acquisition by the Registrant of assets of another bank, or the assumption of liability by the Registrant to pay any deposits in another bank, will require the prior written approval of the primary federal bank regulatory agency of the acquiring or surviving bank under the federal Bank Merger Act. The decision is based upon a consideration of statutory factors similar to those outlined above with respect to the Bank Holding Company Act. In addition, in certain such cases an application to, and the prior approval of, the Federal Reserve Board under the Bank Holding Company Act and/or the North Carolina Banking Commission may be required.

The Registrant is required to give the Federal Reserve Board prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of the Registrant's consolidated net worth. The Federal Reserve Board may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe and unsound practice, or would violate any law, regulation, Federal Reserve Board order or directive, or any condition imposed by, or written agreement with, the Federal Reserve Board. Such notice and approval is not required for a bank holding company that would be treated as "well capitalized" under applicable regulations of the Federal Reserve Board, that has received a composite "1" or "2" rating at its most recent bank holding company inspection by the Federal Reserve Board, and that is not the subject of any unresolved supervisory issues.

The status of the Registrant as a registered bank holding company under the Bank Holding Company Act does not exempt it from certain federal and state laws and regulations applicable to corporations generally, including, without limitation, certain provisions of the federal securities laws.

In addition, a bank holding company is prohibited generally from engaging in, or acquiring five percent or more of any class of voting securities of any company engaged in, non-banking activities. One of the principal exceptions to this prohibition is for activities found by the Federal Reserve Board to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the principal activities that the Federal Reserve Board has determined by regulation to be so closely related to banking as to be a proper incident thereto are:

     .    making or servicing loans;
     .    performing certain data processing services;
     .    providing discount brokerage services;
     .    acting as fiduciary, investment or financial advisor;
     .    leasing personal or real property;
     . making investments in corporations or projects designed primarily to promote community welfare; and
     .    acquiring a savings and loan association.

In evaluating a written notice of such an acquisition, the Federal Reserve Board will consider various factors, including among others the financial and managerial resources of the notifying bank holding company and the relative public benefits and adverse effects which may be expected to result from the performance of the activity by an affiliate of such company. The Federal Reserve Board may apply different standards to activities proposed to be commenced de novo and activities commenced by acquisition, in whole or in part, of a going concern. The required notice period may be extended by the Federal Reserve Board under certain circumstances, including a notice for acquisition of a company engaged in activities not previously approved by regulation of the Federal Reserve Board. If such a proposed acquisition is not disapproved or subjected to conditions by the Federal Reserve Board within the applicable notice period, it is deemed approved by the Federal Reserve Board.

However, with the passage of the Gramm-Leach-Bliley Financial Services Modernization Act of 1999, which became effective on March 11, 2000, the types of activities in which a bank holding company may engage were significantly expanded. Subject to various limitations, the Modernization Act generally permits a bank holding company to elect to become a "financial holding company." A financial holding company may affiliate with securities firms and insurance companies and engage in other activities that are "financial in nature." Among the activities that are deemed "financial in nature" are, in addition to traditional lending activities, securities underwriting, dealing in or making a market in securities, sponsoring mutual funds and investment companies, insurance underwriting and agency activities, certain merchant banking activities and activities that the Federal Reserve Board considers to be closely related to banking.

A bank holding company may become a financial holding company under the Modernization Act if each of its subsidiary banks is "well capitalized" under the Federal Deposit Insurance Corporation Improvement Act prompt corrective action provisions, is well managed and has at least a satisfactory rating under the Community Reinvestment Act. In addition, the bank holding company must file a declaration with the Federal Reserve Board that the bank holding company wishes to become a financial holding company. A bank holding company that falls out of compliance with these requirements may be required to cease engaging in some of its activities. The Registrant has not yet elected to become a financial holding company.

Under the Modernization Act, the Federal Reserve Board serves as the primary "umbrella" regulator of financial holding companies, with supervisory authority over each parent company and limited authority over its subsidiaries. Expanded financial activities of financial holding companies generally will be regulated according to the type of such financial activity: banking activities by banking regulators, securities activities by securities regulators and insurance activities by insurance regulators. The Modernization Act also imposes additional restrictions and heightened disclosure requirements regarding private information collected by financial institutions. We cannot predict the full sweep of the new legislation.

Capital Requirements. The Federal Reserve Board uses capital adequacy guidelines in its examination and regulation of bank holding companies. If capital falls below minimum guidelines, a bank holding company may, among other things, be denied approval to acquire or establish additional banks or non-bank businesses.

The Federal Reserve Board's capital guidelines establish the following minimum regulatory capital requirements for bank holding companies:

     . a leverage capital requirement expressed as a percentage of adjusted total assets;

     . a risk-based requirement expressed as a percentage of total risk-weighted assets; and

     . a Tier 1 leverage requirement expressed as a percentage of adjusted total assets.

The leverage capital requirement consists of a minimum ratio of total capital to total assets of 4%, with an expressed expectation that banking organizations generally should operate above such minimum level. The risk-based requirement consists of a minimum ratio of total capital to total risk-weighted assets of 8%, of which at least one-half must be Tier 1 capital (which consists principally of shareholders' equity). The Tier 1 leverage requirement consists of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly-rated companies, with minimum requirements of 4% to 5% for all others.

The risk-based and leverage standards presently used by the Federal Reserve Board are minimum requirements, and higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual banking organizations. Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions (i.e., Tier 1 capital less all intangible assets), well above the minimum levels.

The Federal Reserve Board's regulations provide that the foregoing capital requirements will generally be applied on a bank-only (rather than a consolidated) basis in the case of a bank holding company with less than $150 million in total consolidated assets.

Source of Strength for Subsidiaries. Bank holding companies are required to serve as a source of financial strength for their depository institution subsidiaries, and, if their depository institution subsidiaries become undercapitalized, bank holding companies may be required to guarantee the subsidiaries' compliance with capital restoration plans filed with their bank regulators, subject to certain limits.

Dividends. As a bank holding company that does not, as an entity, currently engage in separate business activities of a material nature, the Registrant's ability to pay cash dividends depends upon the cash dividends the Registrant receives from the Bank. At present, the Registrant's only source of income is dividends paid by the Bank and interest earned on any investment securities the Registrant holds. The Registrant must pay all of its operating expenses from funds it receives from the Bank. Therefore, shareholders may receive dividends from the Registrant only to the extent that funds are available after payment of our operating expenses and the board decides to declare a dividend. In addition, the Federal Reserve Board generally prohibits bank holding companies from paying dividends except out of operating earnings, and the prospective rate of earnings retention appears consistent with the bank holding company's capital needs, asset quality and overall financial condition. We expect that, for the foreseeable future, any dividends paid by the Bank to us will likely be limited to amounts needed to pay any separate expenses of the Registrant and/or to make required payments on our debt obligations, including the debentures which will fund the interest payments on our trust preferred securities.

The FDIC Improvement Act requires the federal bank regulatory agencies biennially to review risk-based capital standards to ensure that they adequately address interest rate risk, concentration of credit risk and risks from non-traditional activities and, since adoption of the Riegle Community Development and Regulatory Improvement Act of 1994, to do so taking into account the size and activities of depository institutions and the avoidance of undue reporting burdens. In 1995, the agencies adopted regulations requiring as part of the assessment of an institution's capital adequacy the consideration of (a) identified concentrations of credit risks, (b) the exposure of the institution to a decline in the value of its capital due to changes in interest rates and
(c) the application of revised conversion factors and netting rules on the institution's potential future exposure from derivative transactions.

In addition, the agencies in September 1996 adopted amendments to their respective risk-based capital standards to require banks and bank holding companies having significant exposure to market risk arising from, among other things, trading of debt instruments, (1) to measure that risk using an internal value-at-risk model conforming to the parameters established in the agencies' standards and (2) to maintain a commensurate amount of additional capital to reflect such risk. The new rules were adopted effective January 1, 1997, with compliance mandatory from and after January 1, 1998.

Under the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA"), depository institutions are liable to the FDIC for losses suffered or anticipated by the FDIC in connection with the default of a commonly controlled depository institution or any assistance provided by the FDIC to such an institution in danger of default. This law is applicable to the extent that the Registrant maintains as a separate subsidiary a depository institution in addition to the Bank.

Subsidiary banks of a bank holding company are subject to certain quantitative and qualitative restrictions imposed by the Federal Reserve Act on any extension of credit to, or purchase of assets from, or letter of credit on behalf of, the bank holding company or its subsidiaries, and on the investment in or acceptance of stocks or securities of such holding company or its subsidiaries as collateral for loans. In addition, provisions of the Federal Reserve Act and Federal Reserve Board regulations limit the amounts of, and establish required procedures and credit standards with respect to, loans and other extensions of credit to officers, directors and principal shareholders of the Bank, the Registrant, any subsidiary of the Registrant and related interests of such persons. Moreover, subsidiaries of bank holding companies are prohibited from engaging in certain tie-in arrangements (with the holding company or any of its subsidiaries) in connection with any extension of credit, lease or sale of property or furnishing of services.

Any loans by a bank holding company to a subsidiary bank are subordinate in right of payment to deposits and to certain other indebtedness of the subsidiary bank. In the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank would be assumed by the bankruptcy trustee and entitled to a priority of payment. This priority would also apply to guarantees of capital plans under the FDIC Improvement Act.

Interstate Branching

Under the Riegle Community Development and Regulatory Improvement Act (the "Riegle Act"), the Federal Reserve Board may approve bank holding company acquisitions of banks in other states, subject to certain aging and deposit concentration limits. As of June 1, 1997, banks in one state may merge with banks in another state, unless the other state has chosen not to implement this section of the Riegle Act. These mergers are also subject to similar aging and deposit concentration limits.

Registrant cannot predict what legislation might be enacted or what regulations might be adopted, or if enacted or adopted, the effect thereof on Registrant's operations.

ITEM 2 - PROPERTIES

The following table sets forth the location of the Bank's offices, as well as certain information relating to the offices to date.

                              YEAR        APPROXIMATE        OWNED
OFFICE LOCATION              OPENED     SQUARE FOOTAGE     OR LEASED
--------------------------------------------------------------------

Main Office                   2001    10,000 square feet     Owned
Graham, NC

Hillsborough Branch           2001    3,000 square feet      Owned
Hillsborough, NC

ITEM 3 - LEGAL PROCEEDINGS

In the normal course of its operations, the Registrant from time to time is party to various legal proceedings. Based upon information currently available, and after consultation with its counsel, management believes that such legal proceedings, in the aggregate, will not have a material adverse effect on the Registrant's business, financial position or results of operations.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                                     PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The information is contained in the section captioned "Market for the Common Stock, Stock Price, and Dividends" in Item 6. below (p. 14).

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Selected Financial Data

The following table sets forth certain selected financial data for the years ended December 31, 2002, 2001, and 2000.

                                                    December 31,
                                     -----------------------------------------
Summary of Operations                    2002           2001           2000
                                     ------------   ------------   -----------

Interest income                      $  7,266,585   $  6,081,532   $ 2,867,133
Interest expense                        3,242,107      3,161,178     1,463,756
                                     ------------   ------------   -----------
Net interest income                     4,024,478      2,920,354     1,403,377
Provision for credit losses               632,000        686,501       383,395
Other income                              617,674        391,631       135,674
Other expense                           3,309,877      2,844,965     1,765,642
                                     ------------   ------------   -----------
Net income (loss)                    $    700,275   $   (219,481)  $  (609,986)
                                     ============   ============   ===========

                               Per Share Data (1)

Net income (loss)                    $        .45   $       (.21)  $      (.59)
Cash dividends declared                       N/A            N/A           N/A
Book value                           $       6.31   $       5.39   $      5.50

                                  Balance Sheet

Loans, net                           $ 89,205,852   $ 82,866,434   $40,524,714
Investment securities                  22,046,769      9,228,382     4,951,644
Total assets                          125,847,354    100,791,209    50,045,073
Deposits                               98,834,758     85,791,250    43,911,990
Stockholders' equity                   10,344,911      6,488,560     5,729,392
Interest-earning assets               117,330,908     93,543,312    47,084,402
Interest-bearing liabilities          104,895,224     84,467,771    40,061,611

                                 Selected Ratios

Return on average assets                      .62%          (.28%)       (1.82%)
Return on average equity                     7.71%         (3.86%)      (10.07%)
Dividends declared as a percent of
   net income                                 N/A            N/A           N/A

(1) Adjusted to reflect a five-for-four stock split effected in the form of a 25% stock dividend paid in February 2003 and a six-for-five stock split effected in the form of a 20% stock dividend paid in February 2001.

General

United Financial, Inc (the "Company") was incorporated as a North Carolina corporation on June 20, 2002 to acquire the stock of Alamance National Bank (the "Bank"). The Bank was acquired by the Company at the close of business on September 30, 2002.

The Bank was organized under the laws of the United States on September 14, 1998. The Bank commenced operations on September 14, 1998 and operates for the primary purpose of providing high quality banking products and services to individuals and small to medium sized businesses in Alamance and Orange Counties, North Carolina, while developing personal, hometown associations with these customers. As an FDIC insured, National Banking Association, the Bank is subject to regulation by the Office of the Comptroller of the Currency (hereinafter the "OCC"). The Bank offers a wide range of banking services including checking and savings accounts; commercial, installment, mortgage and personal loans; safe deposit boxes; and other associated services. In addition, the Bank offers investment and insurance products through its wholly owned subsidiary Premier Investment Services, Inc. (hereinafter "Premier"). The Bank's primary sources of revenue are interest income from its commercial and real estate lending activities and, to a lesser extent, from its investment portfolio. The Bank also earns fees from lending and deposit activities, as well as investment and insurance products. The major expenses of the Bank are interest on deposit accounts and general and administrative expenses, such as salaries, occupancy and related expenses.

Primary Market Area

The Company's current market areas are Alamance County and Orange County, both located in Central North Carolina. In Alamance County, the Company's particular emphasis has been on Graham and the southern and eastern portions of Alamance County. The population of Alamance County is approximately 122,000 in which Graham is the county seat. This area is approximately thirty miles east of Greensboro and thirty miles west of Durham. The Company has designated Hillsborough, which is also the county seat, as its base of operations in Orange County. Orange County borders the Research Triangle Park and has a population of approximately 108,000.

Taken as a whole, the Company's market is located on the Interstate Highway 85/40 corridor and has a relatively diverse mix of commerce ranging from agriculture to large retail outlet centers to manufacturing. While textile manufacturing has played a significant role in the growth of the area, manufacturing has become much more diversified over the past twenty years.

Market for the Common Stock, Stock Prices and Dividends

The Company's common stock is listed with OTC Bulletin Board under the symbol UTDF. Set forth below are the approximate high and low (bid quotations/sales price), known to the management of the Company, for each quarter in the last three fiscal years. Prices reflect the five-for-four stock split paid in February 2003 and the six-for-five stock split paid in February 2001. The five-for-four split was effected in the form of a 25% stock dividend. The six-for-five was effected in the form of a 20% stock dividend.

                                            2002          2001          2000
                                         -----------   -----------   -----------
                                         High   Low    High   Low    High   Low
                                         ----   ----   ----   ----   ----   ----

First Quarter                            7.12   5.84   8.00   4.38   6.67   2.67
Second Quarter                           6.72   5.96   7.30   5.60   8.34   3.34
Third Quarter                            6.76   5.80   7.16   4.40   7.17   4.50
Fourth Quarter                           6.00   5.28   7.20   4.82   6.67   2.00

Management's Discussion and Analysis of Operations

Management's Discussion and Analysis is provided to assist in the understanding and evaluation of the Company's financial condition and its results of operations. The following discussion should be read in conjunction with the Company's financial statements and related notes.

Total assets at December 31, 2002 were $126 million, up $25 million, or 25% from December 31, 2001. Total assets at December 31, 2001 were $101 million, compared with $50 million at December 31, 2000, an increase of $51 million, or 102%. At December 31, 2002, net loans totaled $89 million, an increase of $6 million, or 7% since December 31, 2001.

Net loans were $83 million at December 31, 2001 compared to $41 million at December 31, 2000, an increase of $42 million, or 102%.

Total liabilities at December 31, 2002 were $116 million, up $22 million, or 23% from December 31, 2001. Total liabilities at December 31, 2001 were $94 million, compared with $44 million at December 31, 2000, an increase of $50 million or 114%. Deposits at December 31, 2002 were $99 million, an increase of $13 million or 15% since December 31, 2001. Deposits at December 31, 2001 were $86 million, compared with $44 million at December 31, 2000, an increase of $42 million or 95%.

Net income for the twelve months ended December 31, 2002 was $700,000, an increase of $919,000 from a net loss of ($219,000) for the twelve months ended December 31, 2001. Earnings per share (both basic and diluted) were $.45 for the twelve months ended December 31, 2002, compared with a net loss per share (both basic and diluted) of ($.21) for the twelve months ended December, 2001.

For the twelve months ended December 31, 2002, net interest income, before the provision for loan losses, increased from approximately $3 million to approximately $4 million. This growth was due primarily to growth in the Company's balance sheet as average earning assets increased by 46%, offsetting a decline in the Company's net interest spread of 19 basis points. The Company's net interest spread was 3.36%.

For the twelve months ended December 31, 2002, non-interest income increased $226,000, or 58% from approximately $392,000 in 2001 to $618,000. Non-interest income for the year reflects a $44,000 gain on SBA loan sales in the second quarter of 2002, as well as a gain of $13,000 from the sale of investments during the first quarter of 2002. Non-interest expense increased 18% for the twelve months ended December 31, 2002 compared with the prior year, from $2.8 million to $3.3 million.

It took the Company 27 months to generate an operating profit, or gross income exclusive of funding the allowance for loan losses. This is attributable to a highly competitive market, as well as the Company's investment in starting Premier as well as expanding into Hillsborough. Management believes that the investment in Premier and expansion into Hillsborough will enhance long-term shareholder value. The Company was profitable during the second half of 2001, reporting net income of $16,000 for the three months ended September 30, 2001 and $75,000 for the three months ended December 31, 2001.

Table 1 analyzes net interest income. Net interest income, the "spread" between earnings on interest-earning assets and the interest paid on interest-bearing liabilities, constitutes the largest source of the Company's earnings. The Company's net interest income increased by 38% in 2002 and 108% in 2001. Average earning assets increased by 46% in 2002 and 132% in 2001. The net yield on average earning assets (net interest income divided by average earning assets) was 3.78% in 2002, 4.01% in 2001 and 4.47% in 2000. The average rate paid on interest bearing liabilities decreased 133 basis points in 2002, compared with a 105 basis point decrease in 2001. Total interest expense increased $81,000 in 2002, compared with an increase of $1.7 million in 2001. The increases are primarily because of growth in deposit volumes. Changes in interest income and interest expense can result from variances in both volume and rates. Table 2 analyzes the effect of variance in volume and rates on interest income, interest expense and net interest income. The net effect of changes in volumes was an increase in net interest income of $1.1 million in 2002, compared with $1.5 million in 2001.

Table 1. Net Interest Income and Average Balances (dollars in thousands)

                                             Year Ended                    Year Ended                     Year Ended
                                         December 31, 2002             December 31, 2001              December 31, 2000
                                   ----------------------------   ----------------------------   ----------------------------
                                              Interest                       Interest                       Interest
                                   Average    Income/    Yield/   Average    Income/    Yield/   Average    Income/    Yield/
                                   Balance    Expense     Cost    Balance    Expense     Cost    Balance    Expense     Cost
                                   --------   --------   ------   --------   --------   ------   --------   --------   ------
Interest earning assets:
   Taxable investment
      securities                   $ 14,386    $  830     5.77%   $  7,327    $  463     6.32%   $  3,840   $   259     6.75%
   Federal funds sold                 2,108        32     1.52%      1,217        49     4.03%      3,012       192     6.37%
   Loans                             88,752     6,383     7.19%     63,984     5,559     8.69%     24,514     2,413     9.84%
   Deposits with banks                1,318        21     1.59%        350        10     2.86%         44         3     6.59%
                                   --------    ------     ----    --------    ------     ----    --------   -------     ----
      Total interest-earning
         assets                     106,564     7,266               72,878     6,081               31,410     2,867
                                   --------    ------             --------    ------             --------   -------
      Yield on average interest-
         earning assets                                   6.82%                          8.34%                          9.13%
                                                          ====                           ====                           ====
Noninterest-earning assets:
   Allowance for loan losses         (1,461)                          (862)                          (362)
   Cash and due from banks            2,668                          1,313                            769
   Property and equipment             4,013                          3,510                          1,460
   Interest receivable and other      1,056                            566                            249
                                    -------                       --------                        -------
      Total noninterest-earning
         assets                       6,276                          4,527                          2,116
                                   --------                       --------                       --------

      Total assets                 $112,840                       $ 77,405                       $ 33,526
                                   ========                       ========                       ========

Interest-bearing liabilities:
   Demand deposits                 $  2,924    $   26      .89%   $  3,165        32     1.01%   $  1,476        25     1.73%
   Savings deposits                   9,668       204     2.11%      5,691       194     3.41%      2,716       116     4.26%
   Time deposits                     69,618     2,569     3.69%     52,212     2,703     5.18%     20,628     1,310     6.35%
   Fed funds sold/Repurchase
      agreements                        280         3     1.07%        439        15     3.42%        225        13     5.64%
   Other borrowed funds              11,258       440     3.91%      4,548       217     4.77%         --        --     0.00%
                                   --------    ------     ----    --------    ------     ----    --------   -------     ----
      Total interest-bearing
        liabilities                  93,748     3,242               66,055     3,161               25,045     1,464
                                   --------    ------             --------    ------             --------   -------
      Cost on average interest-
         bearing liabilities                              3.46%                          4.79%                          5.84%
                                                          ====                           ====                           ====
Noninterest bearing liabilities:
   Demand deposits                    8,780                          5,319                          2,291
   Interest payable and other         1,232                            348                            131
                                   --------                       --------                       --------
      Total noninterest-bearing
         liabilities                 10,012                          5,667                          2,422
                                   --------                       --------                       --------
      Total liabilities             103,760                         71,722                         27,467
                                   --------                       --------                       --------
Stockholders' equity                  9,080                          5,683                          6,059
                                   --------                       --------                       --------
      Total liabilities and
         stockholders' equity      $112,840                       $ 77,405                       $ 33,526
                                   ========                       ========                       ========
Net interest income                            $4,024                         $2,920                        $ 1,403
                                               ======                         ======                        =======
Net yield on interest-
   earning assets                                          3.78%                         4.01%                          4.47%
                                                           ====                          ====                           ====

Table 2.  Rate/Volume Variance Analysis (dollars in thousands)

                                           2002 Compared to 2001        2001 Compared to 2000
                                        ---------------------------   -------------------------
                                        Interest       Variance       Interest      Variance
                                         Income/     Attributed To     Income/   Attributed To
                                         Expense   ----------------    Expense   --------------
                                        Variance    Rate     Volume   Variance   Rate    Volume
                                        --------   -------   ------   --------   -----   ------
Interest-earning assets:
   Interest bearing deposits in banks    $   11    $   (17)  $   28    $    7    $ (13)  $   20
   Taxable investments securities           367        (79)     446       204      (31)     235
   Federal funds sold                       (17)       (53)      36      (143)     (29)    (114)
   Loans                                    824     (1,328)   2,152     3,146     (740)   3,886
                                         ------    -------   ------    ------    -----   ------
      Total                               1,185     (1,477)   2,662     3,214     (813)   4,027
                                         ------    -------   ------    ------    -----   ------

Interest-bearing liabilities:
   Demand deposits                           (6)        (4)      (2)        7      (22)      29
   Savings deposits                          10       (123)     133        78      (49)     127
   Time deposits                           (134)    (1,035)     901     1,393     (613)   2,006
   Repurchase agreements                    (12)        (7)      (5)        2      (10)      12
   Other borrowings                         223        (97)     320       217        -      217
                                         ------    -------   ------    ------    -----   ------
      Total                                  81     (1,266)   1,347     1,697     (694)   2,391
                                         ------    -------   ------    ------    -----   ------
      Net interest income                $1,104    $  (211)  $1,315    $1,517    $(119)  $1,636
                                         ======    =======   ======    ======    =====   ======

Provision for Loan Losses

The Company's allowance for loan losses is established to provide for possible losses in its loan portfolio. Loan losses and recoveries are charged directly to the allowance. Management analyzes the adequacy of the allowance for loan losses on at least a quarterly basis and makes corresponding provisions for possible losses based on this analysis. Factors considered in determining the adequacy of the allowance include the estimated collectability of past due loans, the volume of new loans, composition of the loan portfolio, and general economic outlook. Both quantitative and subjective factors are used in determining the adequacy of the allowance. Over time, one of the most significant predictive factors in analyzing the adequacy of the allowance will be historical credit loss trends. However, due to the short period of historical data available, more emphasis has been placed on other factors. When weaknesses are identified in individual credits, specific reserves are established in addition to the calculated reserve based on the portfolio as a whole. At December 31, 2002, the allowance stood at approximately $1.6 million, compared with $1.2 million and $615,000 at December 31, 2001 and 2000, respectively. While it is the opinion of management that the Company's allowance for loan losses is adequate to absorb any anticipated loan losses as of the report date, no assurances can be made that any future losses may not be significant and may require additional provisions. In addition, the Company's regulator, as an integral part of their examination process, periodically reviews the allowance for possible loan losses. Such agencies may require the Company to recognize additions to the allowance based on the examiners' judgments about information available to them at the time of their examinations.

During the twelve months ended December 31, 2002, $632,000 was provided for loan losses, which compares to approximately $687,000 for the twelve months ended December 31, 2001, a decrease of $55,000 or 8%. Due to the Company's limited operating history, these estimates were based primarily on industry practices as well as management's consideration of local economic factors. During 2002, the Company experienced loan losses totaling $233,000, and also had recoveries of $9,000. During 2001, the Company experienced loan losses totaling $132,000, and also had recoveries of $9,000. At December 31, 2002, there were no specific reserves for individual loans, compared with $57,000 at December 31, 2002.

During the twelve months ended December 31, 2001, approximately $687,000 was provided for loan losses, which compares to approximately $383,000 for the twelve months ended December 31, 2000, an increase of $304,000 or 79%. During 2001, the Company experienced loan losses totaling $132,000, and also had recoveries of $9,000. During 2000, the Company experienced loan losses totaling $13,000, and also had recoveries of $1,300. At December 31, 2001, there was $57,000 in specific reserves for individual loans. At December 31, 2000, there were no specific reserves relating to individual loans.

Other Income

Noninterest income consists of revenues generated from a variety of financial products and services offered by the Company. The majority of noninterest income results from service charges on deposit accounts consisting of account fees, insufficient check charges, and sales of checks. The Company also generates noninterest income from non-depository products and services offered by the Bank and Premier.

Table 3. Sources of Noninterest Income

                                                   For the period ended December 31,
                                                   ---------------------------------
                                                      2002       2001       2000
                                                    --------   --------   --------
Service charges on deposit accounts                 $259,675   $152,622   $ 41,249
Other service charges and fees                        38,612     11,617      4,402
Brokered loan fees                                   195,767    122,083     49,792
Commissions from the sale of investment products      66,125    103,865     51,421
Net realized gains (losses)
   on sales of securities and loans                   57,495      1,444    (11,190)
                                                    --------   --------   --------
                                                    $617,674   $391,631   $135,674
                                                    ========   ========   ========

Service charges and fees increased in 2002 due to overall growth in deposit accounts. Brokered loan fees increased $74,000, or 60% during 2002 due to a high degree of mortgage refinancing resulting from the low interest rate environment prevalent during 2001 and 2002. Commissions from the sale of investment products decreased $38,000, or 36% due primarily to unfavorable market conditions prevalent during 2002. During the second quarter, the Company sold approximately $970,000 in SBA loan guarantees in the secondary market, generating a gain of $44,000. During the first quarter, the Company realized a gain on the sale of investment securities of approximately $13,000.

Service charges and fees increased in 2001 due to overall growth in deposit accounts. Brokered loan fees increased $72,000, or 145% during 2001 due to increased mortgage volume resulting from the lower interest rate environment during 2001. Commissions from the sale of investment products increased $52,000, or 102% due primarily to the fact that Premier operated a full year during 2001, compared with approximately six months during 2000.

Other Expense

As noted in Table 4, the major components of other expense for the years ended December 31, 2002, 2001 and 2000 are salary and benefits paid to employees, occupancy and equipment expenses, data processing fees, and other noninterest related costs which are required to run the Company.

Noninterest expense for the year ended December 31, 2002 was approximately $3.3 million, compared with approximately $2.8 million during 2001, an increase of $.5 million, or 18%. The increase was due primarily to higher salaries and employee benefits, which increased $115,000 or 8%. This increase is due to additional staffing compared to the same period in 2001 as well as increased employee benefits. Other expenses increased approximately $289,000, or 36% during the twelve months ended December 31, 2002 compared with 2001. Major components of other expenses are advertising, professional fees, data processing fees, communication costs, and supplies. Included in other expenses for 2002 is $10,000 in losses on the sale of foreclosed real estate. In addition, the Company recognized losses on repossessed vehicles of approximately $55,000 during 2002, an increase of $50,000 from the prior year. These losses reflect the excess supply of used vehicles available in the secondary market as consumers took advantage of special financing to purchase new cars. After taking into account favorable pricing as well as stable prices for new vehicles, the used car market experienced rapidly depreciating values. In accordance with Generally Accepted Accounting Principles, these assets were written down to the lower of cost or market. Contributing to the overhead is higher occupancy expense, which increased 5%, or approximately $10,000 due primarily to increased property taxes associated with completion of permanent facilities. Equipment expense increased approximately $11,000, or 5% due primarily to increased depreciation. Overall growth in the Company's customer base led to higher data processing expenses.

Noninterest expense for the year ended December 31, 2001 was approximately $2.8 million, compared with approximately $1.8 million during 2000, an increase of $1 million, or 56%. The increase was due primarily to higher salaries and employee benefits, which increased $586,000 or 63%. This increase is due to additional staffing compared to the same period in 2000 as well as increased employee benefits. Contributing to the overhead is higher occupancy expense, which increased 91%, or approximately $89,000 due primarily to increased utilities costs and property taxes associated with completion of permanent facilities, expenses incurred for the support of the temporary offices in Hillsborough while the permanent location was under construction, as well as depreciation expense. Equipment expense increased approximately $80,000, or 65% due primarily to increased depreciation. Overall growth in the Company's customer base led to higher data processing expenses. Other expenses increased approximately $298,000, or 58% during the twelve months ended December 31, 2001 compared with 2000. Major components of other expenses are advertising, professional fees, data processing fees, communication costs, and supplies.

Management calculates the Company's overhead efficiency ratio as noninterest expense divided by adjusted total revenue (net interest income before provision for loan losses plus noninterest income). This ratio is used to determine the efficiency of the Company's overall operation. During 2002, this ratio was 71.30% which compares with 86.2% in 2001 and 114.7 % during 2000.

Table 4. Sources of Noninterest Expense

                                              For the period ended December 31,
                                            ------------------------------------
                                               2002         2001         2000
                                            ----------   ----------   ----------

Salary and benefits                         $1,627,679   $1,513,241   $  927,070
Occupancy expenses                             197,447      187,169       97,768
Equipment expenses                             213,013      202,179      122,551
Data processing                                154,770      129,571       86,992
Foreclosed assets, net                          14,911           --       16,289
Other expenses                               1,101,967      812,805      514,972
                                            ----------   ----------   ----------
                                            $3,309,787   $2,844,965   $1,765,642
                                            ==========   ==========   ==========

Analysis of Financial Condition

Average earning assets were approximately 93% of total assets during both 2002 and 2001. The following table illustrates the growth of various balance sheet components during each year. During 2002, average net loans represented approximately 77% of total average assets as compared with approximately 82% during 2001. A significant change which occurred during 2002 was that the investment portfolio increased from approximately 9% of total assets to approximately 13%. Investments have primarily been funded with Federal Home Loan Bank borrowings or Master Rate Certificate of Deposits ("Brokered CD's"), as the Company has pursued leveraged investment opportunities in order to take advantage of spreads between yields on mortgage-backed securities and these funding vehicles. In addition, overall liquidity, as measured by Fed funds sold and deposits with other banks, increased significantly due to reduced loan growth. Management's goal continues to be that of growing the Company's balance sheet through the origination and acquisition of high quality loan assets and funding such growth through acquiring local deposits within the markets served by the Company. This effort will serve to maximize the yield on earning assets. As these assets are acquired, management intends to manage interest rate risk and liquidity by structuring the remainder of the balance sheet in a manner consistent with offsetting these longer duration loan assets.

Table 5. Average Asset Mix

                                         For the Year Ended   For the Year Ended
                                          December 31, 2002    December 31, 2001
                                         ------------------   ------------------
                                          Average              Average
                                          Balance      %       Balance      %
                                          --------   ------    -------   ------
Earning assets:
   Loans, net                             $ 87,291    77.36%   $63,122    81.55%
   Investment securities                    14,386    12.75%     7,327     9.47%
   Federal funds sold                        2,108     1.87%     1,217     1.57%
   Deposits with banks                       1,318     1.16%       350     0.45%
                                          --------   ------    -------   ------
      Total earning assets                 105,103    93.14%    72,016    93.04%
                                          --------   ------    -------   ------
Nonearning assets:
   Cash and due from banks                   2,668     2.36%     1,313     1.70%
   Property and equipment                    4,013     3.56%     3,510     4.53%
   Other assets                              1,056      .94%       566     0.73%
                                          --------   ------    -------   ------
      Total nonearning assets                7,737     6.86%     5,389     6.96%
                                          --------   ------    -------   ------
      Total assets                        $112,840   100.00%   $77,405   100.00%
                                          ========   ======    =======   ======

Loans

The Company strives to maintain its loan portfolio in accordance with what management believes are conservative loan underwriting policies that result in loans specifically tailored to the needs of the Company's market areas. Every effort is made to identify and minimize the credit risks associated with such lending strategies. The Company has no foreign loans, few agricultural loans and does not engage in lease financing. The majority of loans captioned in the tables discussed below as "real estate" loans are primarily various personal and commercial loans where real estate provides additional security for the loan. Collateral for virtually all of these loans is located within the Company's principal market area. The composition of the Company's loan portfolio is presented in Table 6 for the periods indicated. The increases indicated in Table 6 are due primarily to loan growth within our market areas, though the Company does participate in commercial loans with other banks located in North Carolina, Virginia and Tennessee. However, these amounts are not a significant portion of the loan portfolio, and undergo the same approval process as loans originated within the Company's primary operating areas.

Average net loans totaled $87 million during 2002 as compared with $63 million in 2001. Management expects the Company's loan portfolio to continue to increase moderately over the next fiscal year as a result of additional lending products and services created during 2002, as well as growth in the Company's lending staff and planned expansion into new markets. Management views the ability to acquire high quality loan assets to be essential to the Company's growth and profitability. Accordingly, continued expansion of loan production capacity is anticipated for the foreseeable future.

The majority of the Company's loan portfolio growth continues to be centered in real estate loans. These loans comprise 71% of the total loan portfolio at December 31, 2002, compared with 73% in 2001. The amount of loans outstanding by type at December 31, 2002 and 2001 and the maturity distribution for variable and fixed rate loans for the same periods are presented in Tables 6 and 7, respectively.

Interest rates charged on loans vary with the degree of risk, maturity and amount of the loan. Competitive pressures, money market rates, availability of funds, and government regulation also influence interest rates. On average, the Company's loan portfolio yielded approximately 7.19% during 2002, compared with 8.69% during 2001 and 9.84% during 2000.

Table 6. Loan Portfolio Summary (dollars in thousands)

                                           December 31, 2002   December 31, 2001
                                           -----------------   -----------------
                                            Amount      %       Amount      %
                                           -------   ------    -------   ------

Construction and development               $12,787    14.08%   $13,732    16.34%
1-4 family residential                      24,989    27.52%    19,403    23.09%
Farmland                                     1,097     1.21%       814     0.97%
Multi-family residential                     4,183     4.61%     1,779     2.12%
Nonfarm, nonresidential                     21,450    23.63%    25,870    30.78%
                                           -------   ------    -------   ------
   Total real estate                        64,506    71.05%    61,598    73.30%
                                           -------   ------    -------   ------

Commercial and industrial                   20,698    22.80%    14,167    16.85%
Agricultural production                         13      .01%        22     0.03%
Consumer                                     5,575     6.14%     8,258     9.82%
                                           -------   ------    -------   ------
   Total                                   $90,792   100.00%   $84,045   100.00%
                                           =======   ======    =======   ======

Table 7. Maturity Schedule of Loans (dollars in thousands)

                                   Commercial     Residential                  Total
                                  Financial and      Real                ----------------
                                   Agricultural     Estate      Others    Amount      %
                                  -------------   -----------   ------   -------   ------
Fixed rate loans:
   Three months or less              $ 2,544        $ 2,146     $  479   $ 5,169     5.69%
   Over three months to
      twelve months                    3,499            908        368     4,775     5.26%
   Over one year to five
      years                           14,157          8,379      3,634    26,170    28.82%
   Over five years                       269            286        192       747      .82%
                                     -------        -------     ------   -------   ------
      Total fixed rate loans         $20,469        $11,719     $4,673   $36,861    40.60%
                                     -------        -------     ------   -------   ------
Variable rate loans:
   Three months or less              $ 6,335        $   118     $   27   $ 6,480     7.14%
   Over three months to
      twelve months                   10,440            999        625    12,064    13.29%
   Over one year to
      five years                      11,429          5,135        165    16,729    18.42%
   Over five years                    11,555          7,018         85    18,658    20.55%
                                     -------        -------     ------   -------   ------
      Total variable rate loans      $39,759        $13,270     $  902   $53,931    59.40%
                                     -------        -------     ------   -------   ------

Total loans:
   Three months or less              $ 8,879        $ 2,264     $  506   $11,649    12.83%
   Over three months to
      twelve months                   13,939          1,907        993    16,839    18.55%
   Over one year to
      five years                      25,586         13,514      3,799    42,899    47.25%
   Over five years                    11,824          7,304        277    19,405    21.37%
                                     -------        -------     ------   -------   ------
      Total loans                    $60,228        $24,989     $5,575   $90,792   100.00%
                                     =======        =======     ======   =======   ======

Nonperforming and Problem Assets

Nonperforming assets are defined as nonaccrual loans, and unsecured loans greater than 60 days delinquent and still accruing interest, restructured loans, and foreclosed, repossessed and idled properties. A loan is placed on nonaccrual status when, in management's judgment, the collection of interest appears doubtful. While a loan is on nonaccrual status, the Company's policy is that all cash receipts are applied to principal. Once the recorded principal balance has been reduced to zero, future cash receipts are applied to recoveries of any amounts previously charged off. Further cash receipts are recorded as interest income to the extent that any interest has been foregone. The accrual of interest is discontinued on all loans that become 90 days past due with respect to principal or interest. In some cases, where borrowers are experiencing financial difficulties, loans may be restructured to provide terms significantly different from the original terms.

Certain credit risks are inherent in making loans, particularly commercial and consumer loans. Management prudently assesses these risks and attempts to manage them effectively. The Company also attempts to reduce repayment risks by adhering to internal credit underwriting policies and procedures. These policies and procedures include officer and customer limits, periodic loan documentation review and follow up on exceptions to credit policies. At December 31, 2002 and 2001, the Company had no other real estate or foreclosed properties. However, during 2002, the Company foreclosed on two properties which were liquidated during the year. The Company incurred total net losses of $10,000 on the sale of these properties. In addition, the Company incurred approximately $14,000 in other expenses relating to these properties. Nonaccruing loans totaled $918,000 at December 31, 2002, compared with $456,000 at December 31, 2001. At December 31, 2002, the Company had restructured loans of $715,000, compared with $24,000 at December 31, 2001.

Included in nonaccrual loans at December 31, 2002 is $310,000 in loans secured by real estate which were also classified as nonaccrual at December 31, 2001. However, the borrowers filed for and were granted bankruptcy protection during the first quarter of 2002, preventing the Company from foreclosing on the properties. Management believes that the provision for loan loss is sufficient to absorb any difference between the fair values and the Company's investment should the Company be allowed to foreclose on the properties.

Restructured loans at December 31, 2002 consists primarily of two relationships. In February 2001, the Company participated in a $17 million irrevocable letter of credit which was used to support an industrial revenue bond issue. The Company's portion was $500,000. The underlying collateral for the transaction was a retirement village located in South Carolina. During the second quarter of 2002, the participating banks were called on to fund the letter of credit due to adverse financial problems as well as accounting irregularities by the borrower. The Company funded its portion of the letter of credit as required in the agreement. A workout plan has been implemented which calls for the loan to accrue interest at 5.5% until July 2, 2003, at which point the interest rate will be renegotiated. Management monitors the creditors' progress closely and believes the workout plan will permit the borrower to meet restructured debt service requirements. The loan has been downgraded in accordance with the Company's loan grading model, and is classified as a restructured loan due to the fact that the default rate was originally set at prime plus 300 basis points, which would have resulted in an initial rate of 7.75%. The other relationship is a local business which is experiencing financial problems and requested a rate reduction in order to increase cash flow. No additional provision was required as the Company had previously recognized the deterioration in the borrower's financial condition and graded the loan as substandard in accordance with its loan grading policy.

Investment Securities

Interest and dividend income from investment and mortgage-backed securities generally provides the second largest source of income to the Company after interest on loans. In addition, the Company receives interest income from federal funds sold and deposits in other financial institutions. The Company uses its investment portfolio to modify the overall balance sheet interest rate sensitivity, provide collateral for repurchase agreements as well as a primary source of liquidity. The Company classifies all securities as available for sale in order to enhance liquidity.

Management has opted to build a core investment portfolio around amortizing securities due to higher yields as well as the cash flow that is generated and available for liquidity purposes. Investments in mortgage-backed securities involve a risk that, because of changes in the interest rate environment, actual prepayments will be greater than estimated prepayments over the life of the security. This may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments, thereby reducing the net yield on such securities. There is also reinvestment risk associated with the cash flows from such securities. In addition, the market value of such securities may be adversely affected by changes in interest rates.

Investment securities were $22 million at December 31, 2002, compared with $9 million at December 31, 2001, an increase of 144%. The majority of the increase occurred during the third quarter of 2002 as the Company entered into two leveraged transactions totaling $10 million. The purpose of a leveraged transaction is to supplement interest income by locking fixed interest rate spreads with minimal credit risk.

The first transaction totaled approximately $5 million and was funded with master rate certificates of deposits with maturities of July 2004 ($1.5 million at 3.5%), July 2005 ($1.6 million at 4.05%), and July 2006 ($2 million at 4.35%). Collectively, the deposits used in the leverage strategy have a weighted average cost of 4% and a weighted average maturity of slightly over 37 months. These funds were invested in mortgage-backed securities with estimated weighted average yields of approximately 5.56% and weighted average lives of just under 5 years. The net spread is expected to be approximately 156 basis points, though actual spreads over the life of the investments will depend on other factors, such as actual prepayment speeds on the underlying mortgages. A mortgage's prepayment speed is generally a function of interest rates. Prepayments which occur faster than expected would decrease the anticipated spread.

The second transaction totaled approximately $5 million and was funded with fixed rate advances from the Federal Home Loan Bank of Atlanta ("FHLBA") with maturities of January 2004 ($2.5 million at 2.47%) and July 2007 ($2.5 million at 4.33%). Collectively, these advances have a weighted average cost of 3.4% and a weighted average maturity of slightly over 39 months. These funds were invested in mortgage-backed securities with estimated weighted average yields of approximately 5.10% and weighted average lives of approximately 5 years. The net spread is expected to be approximately 170 basis points, though actual spreads and average maturities will depend on factors discussed earlier.

During the third quarter of 2001, the Company implemented a $5 million leveraged investment transaction similar to those described earlier. The Company entered into a secured borrowing agreement with the FHLBA for $3 million at a fixed rate of interest of 4.49% and a maturity of July 6, 2011. However, the borrowing is callable by the FHLBA on July 7, 2003 and quarterly thereafter, at which point the Bank may elect to convert the advance to LIBOR- based floating advance at 3-month LIBOR rate of interest. The Company also entered into a master rate certificate of deposit agreement for $2 million. The certificate of deposit has a two-year term and matures on July 2, 2003. The total cost of the agreement is 5.05%. The weighted average cost of borrowed funds is 4.72%. $3 million was invested in a collateralized mortgage obligation ("CMO") with an estimated yield of 6.33% and an expected average life of approximately 7 years. The remaining $2 million was invested in a mortgage-backed security with an estimated life of approximately 6 years and an estimated yield of 6.24%. The weighted average yield on investments is 6.28%, resulting in an approximate spread of 156 basis points. While the strategy has met net interest spread expectation in material respects, the securities have incurred prepayments at a faster rate than anticipated when the transaction was executed.

At December 31, 2002, the Company had an unrealized gain of $554,000, compared with an unrealized gain of $96,000 at December 31, 2001.

At December 31, 2002, federal funds totaled $5,268,000 as compared with $1,943,000 at December 31, 2001. Management intends to maintain sufficient funds in overnight investments to provide for anticipated liquidity needs and convert other funds to loans and other higher yielding asset types.

Table 8 presents the investment portfolio at December 31, 2002 and 2001 by major type of investments and maturity ranges.

Table 8. Investment Securities

December 31, 2002, Available for Sale

                                               One Year     After Five
                               In One Year   Through Five     Through      After Ten                    Market
                                 or Less        Years        Ten Years      Years         Total         Value
                               -----------   ------------   -----------   ----------   -----------   -----------
Investment securities:
U.S. Government and
   agency securities                    --             --            --          --            --            --
U.S. Government agency
   pools (MBS)                   4,397,186      7,776,554     2,668,695    1,731,793    16,574,228    16,929,906
Other mortgage backed
   securities (CMO's)                   --      4,015,792            --           --     4,015,792     4,214,363
Restricted equity securities            --             --            --      902,500       902,500       902,500
                                ----------    -----------    ----------   ----------   -----------   -----------
   Total                        $4,397,186    $11,792,346    $2,668,695   $2,634,293   $21,492,520   $22,046,769
                                ==========    ===========    ==========   ==========   ===========   ===========

                                               One Year     After Five
                               In One Year   Through Five     Through     After Ten
                                 or Less        Years        Ten Years      Years     Total
                               -----------   ------------   ----------   ----------   -----
Weighted average yields:
U.S. Government agencies            --%          --%             --%         --%        --%
U.S. Government agency
   pools (MBS)                    5.88%        5.70%           5.48%       5.59%      5.70%
Other mortgage backed
   securities (CMO's)               --%        6.05%             --%         --%      6.05%
Restricted equity securities        --%          --%             --%       5.90%      5.90%
                                  ----         ----            ----        ----       ----
   Consolidated                   5.88%        5.81%           5.48%       5.70%      5.77%
                                  ====         ====            ====        ====       ====

December 31, 2001, Available for Sale

                                                          Amortized     Market
                                                           Cost         Value
                                                         ----------   ----------
U.S. Treasury
   Agency                                                $       --   $       --
   State and municipal                                           --           --
   Mortgage backed                                        4,410,327    4,482,030
   CMO                                                    4,231,620    4,256,352
   Restricted equity                                        490,000      490,000
                                                         ----------   ----------
                                                         $9,131,947   $9,228,382
                                                         ==========   ==========

Deposits

Deposits acquired in the Company's local market area are its principal source of funding for lending and investing activities. Acquisition of high quality loan assets remains management's primary goal in the overall growth of the Company's balance sheet. In addition, accumulation of deposits, particularly lower cost deposits, continues to be viewed as critical for profitable growth and as a principal component in development of the Company's long term franchise value. However, a significant portion of deposits are viewed as commodities and must be priced accordingly. During 2002, management utilized this pricing philosophy with respect to the Company's certificates of deposit as a key marketing strategy for the generation of new deposit relationships. At December 31, 2002, certificates of deposit comprised 75% of the Company's deposit base as compared to 76% at December 31, 2001. Management expects to use certificate of deposit pricing to initially attract depositors and attract core deposits as well as provide other banking products. Accordingly, it is anticipated that certificates of deposit will continue to make up a significant portion of the Company's primary funding over the near term.

Deposit flows are greatly influenced by economic conditions, the general level of interest rates, competition, and other factors, including restructuring within the financial services industry. The Company relies upon traditional marketing methods to attract new customers and deposits, including print and electronic media advertising. In addition, the Company uses the Internet as a source for attracting deposits from businesses, retirement plans, and other financial institutions. At December 31, 2002, these deposits totaled $6.4 million, or 6% of total deposits. The average maturity of these deposits was slightly under 6 months, and the average rate of interest was 4.4%. The majority of these deposits were accepted in the second and third quarters of 2001. In accordance with regulatory guidance, the Bank has controls in place to monitor brokered and rate sensitive deposits. Since the Bank is "well capitalized" for regulatory purposes, there are no restrictions on brokered or wholesale deposit activity. Management does not consider these deposits as a core-funding source for liquidity purposes and is actively pursuing more traditional types of funding.

The Company uses master rate certificates of deposits ("brokered CD's) for general liquidity as well as investment purposes. In addition to the deposits described in the leveraged transactions, the company has two brokered CD's totaling $5 million. One certificate of deposit is $2.5 million and has a three year term, maturing on May 23, 2005. The total cost of the agreement is 4.55%. The other certificate of deposit also totals $2.5 million and matures March 31, 2003. The instrument has a total cost of 2.30%.

Deposits at December 31, 2001 totaled approximately $99 million, compared with $86 million at December 31, 2001. This is an increase of $13 million, or 15%. The increase in total deposits is due primarily to the growth of the certificate of deposit portfolio, which increased approximately $9 million, or 13% since December 31, 2001. In addition, the Company increased interest bearing deposit accounts other than certificates of deposit approximately $5 million, or 57% since December 31, 2001. Non-interest bearing deposits increased $1 million, or 11% between December 31, 2002 and December 31, 2001. Increasing this funding source will continue to be a focal point for management as the Company matures.

Table 9. Deposit Mix

                                          December 31, 2002      December 31, 2001
                                        --------------------   ---------------------
                                          Average               Average
                                          Balance       %          %         Balance
                                        -----------   ------   -----------   -------
Interest-bearing deposits:
   NOW accounts                         $ 2,923,967     3.21%  $ 3,164,290      4.77%
   Money market                           8,471,368     9.31%    4,939,770      7.44%
   Savings                                1,197,361     1.32%      750,728      1.13%
   Certificates of deposit               69,618,311    76.51%   52,212,667     78.65%
                                        -----------   ------   -----------    ------
      Total interest-bearing deposits    82,211,007    90.35%   61,067,455     91.99%
Noninterest-bearing deposits              8,780,137     9.65%    5,318,848      8.01%
                                        -----------   ------   -----------    ------
      Total deposits                    $90,991,144   100.00%  $66,386,303    100.00%
                                        ===========   ======   ===========    ======

At December 31, 2001, certificates of deposit denominated in amounts of $100,000 or greater totaled $40 million or 40% of total deposits as compared with $24 million or 29% at December 31, 2001. Table 10 provides maturity information relating to certificates of deposit of $100,000 or more at December 31, 2002 and 2001.

Table 10. Large Time Deposit Maturities (dollars in thousands)

Analysis of time deposits of $100,000 or more at December 31, 2002 and 2001:

                                                                 2002      2001
                                                               -------   -------
Remaining maturity of three months or less                     $11,208   $ 6,107
Remaining maturity over three through twelve months             13,894    13,344
Remaining maturity over twelve months                           14,628     4,394
                                                               -------   -------
   Total time deposits of $100,000 or more                     $39,730   $23,845
                                                               =======   =======

Other Borrowings

The Company has entered into other borrowings in addition to the advances described in the discussion on leveraged transactions. During the third quarter of 2002, the Company entered into a secured borrowing with the FHLBA for $3 million. The advance has a fixed rate of interest of 2.88%, and matures in September 2007. However, the advance is subject to a one-time call by the FHLBA in September 2005, at which point the Company may elect to convert the advance to LIBOR-based floating advance at 3-month LIBOR rate of interest. Proceeds were used for general liquidity.

During the fourth quarter of 2001, the Company entered into a secured borrowing agreement with the FHLBA for $1.25 million. The rate adjusted daily and was based on the FHLBA's overnight investment rate plus 30 basis points. The borrowing matured November 18, 2002. However, during the first quarter of 2002, the Company converted this advance into three fixed rate advances for $500,000 per advance. The new advances are for 24, 36, and 48 months and have an average rate of 4.31%. Proceeds from the advances were used for general liquidity.

During the second quarter of 2001, the Company entered into a secured borrowing agreement with the FHLBA for $3 million. The rate of interest was 3.94%, with a maturity of June 28, 2002. The rate adjusts quarterly and is based on LIBOR 3 month rate plus 10 basis points. Proceeds were invested in the investment portfolio. This advance was prepaid and replaced with another secured borrowing in July 2001. The rate of interest is fixed at 4.49%, and the borrowing has a maturity of July 6, 2011. However, the borrowing is callable by the FHLBA on July 7, 2003 and quarterly thereafter, at which point the Company may elect to convert the advance to LIBOR- based floating advance at 3-month LIBOR rate of interest.

During the first quarter of 2001, the Company entered into a secured borrowing with the FHLBA for $1 million. The rate of interest is fixed at 4.44%, and the borrowing has a maturity of January 18, 2011. However, the borrowing is callable by the FHLBA on January 18, 2002 and quarterly thereafter, at which point the Company may elect to convert the advance to LIBOR-based floating advance at 3-month LIBOR rate of interest. Proceeds were used to facilitate loan growth.

In March 2001, the Bank issued subordinated debt in the principal amount of $2.5 million to a commercial bank. The debenture matures on April 1, 2008 and floats at Wall Street Journal Prime less 100 basis points. The purpose of the transaction was to provide additional Tier 2 capital for the Company. Under the Federal Reserve's risk based capital guidelines, banks may include in Tier 2 capital long-term subordinated debt that meets certain conditions. The $2.5 million is intended to be treated as capital rather than debt of the Company for the purposes of capital adequacy guidelines. The debt is subordinated to the general creditors, is unsecured, and does not contain provisions that permit the holder to require payment of principal prior to maturity except in the case of the Company's bankruptcy or receivership. In the event of insolvency, this subordinated debt would be paid after general creditors but before any distribution to shareholders.

Capital Adequacy

The Bank must comply with regulatory capital requirements established by the OCC. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. These capital standards require the Bank to maintain minimum ratios of Tier 1 capital to total risk-weighted assets and total capital to risk-weighted assets of 4.00% and 8.00%, respectively. Tier 1 capital is comprised of total shareholders' equity calculated in accordance with generally accepted accounting principles less intangible assets, and total capital is comprised of Tier 1 capital plus certain adjustments, the largest of which for the Bank is the allowance for possible loan losses. Risk-weighted assets refer to the on- and off-balance sheet exposures of the Bank adjusted for their related risk levels using formulas set forth in banking regulations. In addition to the risk-based capital requirements described above, the Bank is subject to a leverage capital requirement, which calls for a minimum ratio of Tier 1 capital (as defined above) to quarterly average total assets of 4.00% to 5.00%, depending upon the institution's composite ratings as determined by its regulators. The OCC has not advised the Bank of any requirement specifically applicable to it.

In the third quarter of 2001, the Company filed a registration statement with the OCC seeking approval to sell between 121,212 and 700,000 shares of common stock at $8.25 per share. The registration statement was declared effective on October 15, 2001. At December 31, 2001, the Bank had accepted subscriptions for 124,436 shares of stock. Consequently, the Bank included $877,772 in Tier 1 Capital. The offering concluded on February 12, 2002. During the second quarter of 2002, the Bank accepted additional subscriptions for 347,232 shares, resulting in a net increase in Tier 1 Capital of $2.7 million. As a result of the offering, the Bank issued 471,668 shares, generating net proceeds of $3.5 million. Proceeds from the offering were used to enhance capital and liquidity, for lending and investment activities, and general corporate purposes.

In the original capital campaign, common stock included one warrant for every five shares owned. Prior to the underwriting, the exercise price of the warrant was $9.17 per share. In connection with the offering, the Bank received approval to reduce the exercise price from $9.17 to $8.25. At the end of the offering, all warrants expired and are of no further value.

Because the Company was formed in June 2002 and has no significant assets other than the investment in the Bank, there is no material difference between Consolidated and Bank only ratios. As of December 31, 2002 the Bank has a ratio of Tier 1 Capital to risk-weighted assets of 10.87% and a ratio of total risk-weighted capital to risk-weighted assets of 14.89%. These ratios at December 31, 2001 were 7.84% and 12.16%, respectively. All capital ratio levels indicate that the Bank is well capitalized.

At December 31, 2002 the Company had 1,640,565 shares of common stock outstanding that were held by approximately 1,600 stockholders of record.

Liquidity

The Company's policy is to maintain adequate liquidity to meet continuing loan demand and withdrawal requirements while paying normal operating expenses. Liquidity is provided by cash flows from maturing investments, loan payments and maturities, federal funds sold, and unpledged investment securities. On the liability side of the balance sheet, liquidity sources include core deposits, the ability to increase large denomination certificates, federal fund lines from correspondent banks, as well as the ability to generate funds through the issuance of long-term debt and equity. The Company's liquidity ratio is defined as the level of liquid assets (excluding restricted equity securities) divided by total deposits due on demand or within one year, plus short-term liabilities (due within one year) and advances secured by investments was approximately 34.47% at December 31, 2002 compared with 19.86% at December 31, 2001. The ratio has improved as the Company's liability mix has extended slightly due to low interest rate environment as well as slowing loan growth.

Interest Rate Risk

Interest rate risk is the effect that changes in interest rates would have on interest income and interest expense as interest-sensitive assets and interest-sensitive liabilities either reprice or mature. Management attempts to maintain the portfolios of earning assets and interest-bearing liabilities with maturities or repricing opportunities at levels that will afford protection from erosion of net interest margin, to the extent practical, from changes in interest rates. Table 11 shows the sensitivity of the Company's balance sheet as of that specific date and is not necessarily indicative of the position on other dates. Matching sensitive positions alone does not ensure the Company has no interest rate risk. The repricing characteristics of assets are different from the repricing characteristics of funding sources. Thus, net interest income can be impacted by changes in interest rates even if the repricing opportunities of assets and liabilities are perfectly matched.

As of December 31, 2002, the Company has a positive interest rate gap of 103.78% of total earning assets in the one-year time frame. This means the Company's earnings would be positively affected by periods of rising interest rates because during such periods the interest income earned on loans and investments will generally increase faster than interest paid on deposits and borrowings.

However, the Company has $4 million of convertible rate advances from the FHLBA which are either callable or will be subject to call within six months. However, due to the pricing of call provisions and the current level of interest rates, it is not likely that these advances would be called. In the event they were called, the Company would have the option to convert the advance to LIBOR- based floating advance at 3-month LIBOR rate of interest.

Table 11. Interest Rate Sensitivity (dollars in thousands)

                                   December 31, 2002 Repricing and Maturities
                               --------------------------------------------------
                                1 - 3      4 - 12    13 - 60   Over 60
                                Months     Months     Months    Months    Total
                               -------   ---------   -------   -------   --------
Earning Assets:
   Loans                       $53,025   $   6,311   $29,868   $   747   $ 89,951
   Investments                   2,214       3,211    12,171     4,451     22,047
   Federal funds sold            5,268          --        --        --      5,268
   Deposits with other
      banks                        810          --        --        --        810
                               -------   ---------   -------   -------   --------
      Total                    $61,317   $   9,522   $42,039   $ 5,198   $118,076
                               =======   =========   =======   =======   ========

Interest-bearing deposits:
   NOW accounts                $ 3,000   $      --   $    --   $    --   $  3,000
   Money market                 10,333          --        --        --     10,333
   Savings                       1,259          --        --        --      1,259
   Certificates of deposit      21,003      30,070    23,137        --     74,210
   Repurchase agreements/fed
      funds purchased               93          --        --        --         93
   FHLB advances                    --          --     9,500     4,000     13,500
   Subordinated debt             2,500          --        --        --      2,500
                               -------   ---------   -------   -------   --------
      Total                    $38,188   $  30,070   $32,637   $ 4,000   $104,895
                               =======   =========   =======   =======   ========

Interest sensitivity gap       $23,129   $(20,548)   $ 9,402   $ 1,198   $ 13,181

Cumulative interest
   sensitivity gap             $23,129   $   2,581   $11,983   $13,181   $ 13,181
Ratio of sensitive assets to
   sensitive liabilities        160.56%      31.67%   128.80%   129.95%    112.57%
Cumulative ratio of
   sensitive assets to
   sensitive liabilities        160.56%     103.78%   111.88%   112.57%    112.57%

Table 12. Key Financial Ratios.

                                                             December 31,
                                                        ----------------------
                                                         2002    2001    2000
                                                        -----   -----   ------

Return on average assets                                  .62%   (.28%)  (1.82%)
Return on average equity                                 7.71%  (3.86%) (10.07%)
Equity to assets                                         8.22%   6.44%   11.45%

Other Accounting Matters

In October 2002, the Financial Accounting Standards Board ("FASB") issued Statement No. 147, "Acquisitions of Certain Financial Institutions--an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9". The provisions of Statement No. 147 that relate to the application of the purchase method of accounting apply to all acquisitions of financial institutions, except between two or more mutual enterprises. The provisions that require that an unidentifiable excess in a business combination be treated as goodwill rather than as a separate unidentifiable intangible asset apply to all acquisitions of financial institutions. The provisions of Statement No. 147 became effective October 1, 2002. Adoption of Statement No. 147 is not expected to materially impact the Company's consolidated financial statements.

In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", which addresses the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. FIN 45 requires the guarantor to recognize, at the inception of a qualified guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company is currently reviewing these recognition and measurement provisions, which are effective on a prospective basis for qualified guarantees issued or modified after December 31, 2002 to determine whether they will have a material impact on its consolidated financial statements.

In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure". Statement No. 148 amends Statement No. 123, "Accounting for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock based employee compensation (the "transition provisions"). In addition, Statement No. 148 amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition methods of Statement No. 148 are effective for the Company's March 31, 2003 10-QSB. The Company continues to use the intrinsic value method of accounting for stock based compensation. As a result, the transition provisions will not have an effect on the Company's consolidated financial statements.

ITEM 7 - FINANCIAL STATEMENTS

The information contained in the Independent Auditors' Report in the 2002 Annual Report to Shareholders is incorporated herein by reference.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The information contained in the sections captioned "Proposal 1: Election of Directors," "Executive Officers," and "Required Reports of Beneficial Ownership" in the 2003 Annual Meeting Proxy Statement is incorporated herein by reference.

ITEM 10 - EXECUTIVE COMPENSATION

The information contained in the sections captioned "Director Compensation," and "Executive Compensation" in the 2003 Annual Meeting Proxy Statement is incorporated herein by reference.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information contained in the section captioned "Ownership of Voting Securities" in the 2003 Annual Meeting Proxy Statement is incorporated herein by reference.

Stock Option Plans

Set forth below is certain information regarding the Registrant's various stock option plans.

-------------------------------------------------------------------------------------------
Plan Category           Number of securities   Weighted-average       Number of securities
                        to be issued upon      exercise price of      remaining available
                        exercise of            outstanding options,   for future issuance
                        outstanding options,   warrants, and rights   under equity
                        warrants, and rights                          compensation plans
                                                                      (excluding securities
                                                                      reflected in column
                                                                      (a))
                        (a)                    (b)                    (c)
-------------------------------------------------------------------------------------------
Equity compensation     Nonstatutory:
plans approved by
security holders              112,495                 $7.21                       5
                        Incentive:
                               72,250                 $6.81                  31,159
-------------------------------------------------------------------------------------------
Equity  compensation
plans not approved by   None                   None                   None
security holders
-------------------------------------------------------------------------------------------
Total                         184,745                 $7.05                  31,164
-------------------------------------------------------------------------------------------

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information contained in the sections captioned "Director Relationships" and "Indebtedness of and Transactions with Management" in the 2003 Annual Meeting Proxy Statement is incorporated herein by reference.

ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     3(i)   Articles of Incorporation of Registrant (filed herewith)

     3(ii)  Bylaws of Registrant (filed herewith)

     4      Form of Stock Certificate (filed herewith)

     10(i)  1999 Incentive Stock Option Plan (filed herewith)

     10(ii) 1999 Nonqualified Stock Option Plan for Directors (filed herewith)

     13     2002 Annual Report to Shareholders (filed herewith)

     21     Subsidiaries (filed herewith)

     99 Registrant's Definitive Proxy Statement (incorporated by reference to Registrant's Definitive Schedule 14A)

(b)  Reports Filed on Form 8-K

     N/A

ITEM 14 - CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, the Registrant carried out an evaluation under the supervision and with the participation of the Registrant's management, including the Registrant's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Registrant's disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Registrant's disclosure controls and procedures are effective in timely alerting them to material information relating to the Registrant required to be included in the Registrant's periodic SEC Filings. There were no significant changes in the Registrant's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Pursuant to the requirements of Section 13 of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        UNITED FINANCIAL, INC.
                                        Registrant


                                        By:  /s/ William M. Griffith, Jr.
                                             -----------------------------------
                                             William M. Griffith, Jr.
Date: March 28, 2003                    President and Chief Executive Officer

Pursuant to the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ William M. Griffith, Jr.                                 March 28, 2003
----------------------------
William M. Griffith, Jr., President and
Chief Executive Officer


/s/ William E. Swing, Jr.                                    March 28, 2003
-------------------------
William E. Swing, Jr., Senior Vice President
and Chief Financial Officer


/s/ Larry Eugene Brooks                                      March 28, 2003
-----------------------
Larry Eugene Brooks, Director


____________________________
Donald Ray Bullis, Director


/s/ William Fenton Covington                                 March 28, 2003
----------------------------
William Fenton Covington, Director


/s/ Edward Lee Dixon                                         March 28, 2003
--------------------
Edward Lee Dixon, Director


____________________________
Pheobe Massey Harrison, Director


/s/ Lynn Sidney Lloyd                                        March 28, 2003
---------------------
Lynn Sidney Lloyd, Director


/s/ Paul Edward Love                                         March 28, 2003
--------------------
Paul Edward Love, Director


/s/ John V. Moon                                             March 28, 2003
----------------
John V. Moon, Director


____________________________
D. Michael Parker, Director


____________________________
John Knox Patterson, Director


____________________________
L.J. Rogers, Jr., Director


/s/ Morris L. Shambley                                       March 28, 2003
----------------------
Morris L. Shambley, Director


____________________________
Edmund Lee Thompson, Director

                                  EXHIBIT INDEX

Exhibit
Number                  Exhibit
-------                 -------

 3(i)      Articles of Incorporation. Filed herewith

 3(ii)     Bylaws                                        Filed herewith

 4         Form of Stock Certificate                     Filed herewith

 10(i)     1999 Incentive Stock Option Plan              Filed herewith

 10(ii)    1999 Nonqualified Stock Option Plan           Filed herewith

 13        Annual Report                                 Filed herewith

 21        Subsidiaries                                  Filed herewith

 99        Definitive Proxy Statement                          *

* Incorporated by reference to the Registrant's Definitive Schedule 14A as filed with the SEC on March 26, 2003.

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, William M. Griffith, Jr., certify that:

     1. I have reviewed this annual report on Form 10-KSB of United Financial, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act 13a-14 and 15-d-14) for the registrant and have:

               a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

               b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

               c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based upon our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

               a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:   March 28, 2003                 By: /s/ William M. Griffith, Jr.
                                           -------------------------------------
                                           William M. Griffith, Jr.
                                           President and Chief Executive Officer

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, William E. Swing, Jr., certify that:

     1. I have reviewed this annual report on Form 10-KSB of United Financial, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act 13a-14 and 15-d-14) for the registrant and have:

               a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

               b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

               c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based upon our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

               a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 28, 2003                   By: /s/ William E. Swing, Jr.
                                           -------------------------------------
                                           William E. Swing, Jr.
                                           Senior Vice President
                                           and Chief Financial Officer

Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

The undersigned hereby certifies that, to his knowledge, (i) the Form 10-KSB filed by United Financial, Inc. (the "Issuer") for the year ended December 31, 2002, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and (ii) the information contained in that report fairly presents, in all material respects, the financial condition and results of operations of the Issuer on the dates and for the periods presented therein.

                                       United Financial, Inc.


Date: March 28, 2003                   By: /s/ William M. Griffith, Jr.
                                           -------------------------------------
                                           William M. Griffith, Jr.
                                           President and Chief Executive Officer


Date: March 28, 2003                   By: /s/ William E. Swing, Jr.
                                           -------------------------------------
                                           William E. Swing, Jr.
                                           Senior Vice President
                                           and Chief Financial Officer