Form 10QSB
period 2003-03-31
UNITED FINANCIAL INC
filed 2003-05-14
CIK 1192931

                     U.S SECURITIES AND EXCHANGE COMMISSION
                                  WASHINGTON DC

                                   Form 10-QSB

(Mark One)
[X] Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2003

                                       Or

[_] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the transition period from _______ to

                         Commission File No. 000-50018

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

                                 (336) 226-1223
                                  -------------
                (Issuer's telephone number, including area code)

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

     At May 1, 2003, the Registrant had 1,640,565 shares outstanding of its $1 par value common stock.

                      United Financial, Inc. and Subsidiary
                                   Form 10-QSB
                                Table of Contents

PART I.     FINANCIAL INFORMATION

   Item 1.  FINANCIAL STATEMENTS

   The consolidated financial statements of United Financial, Inc and Subsidiary are set forth in the following pages.

   Consolidated Balance Sheets
     at March 31, 2003 (unaudited) and December 31, 2002 ...................   3
   Consolidated Statements of Income (unaudited)
     For the Three Months Ended March 31, 2003 and 2002 ....................   4
   Consolidated Statements of Changes in Stockholders' Equity (unaudited)
     March 31, 2003 and 2002 ...............................................   5
   Consolidated Statements of Cash Flows (unaudited)
     For the Three Months Ended March 31, 2003 and 2002 ....................   6

   Notes to Consolidated Financial Statements (unaudited)...................   7

   Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
   FINANCIAL CONDITION AND RESULTS OF OPERATIONS............................  10

   Item 3.  CONTROLS AND PROCEDURES ........................................  23

   PART II.  OTHER INFORMATION

   Item 1.  Legal Proceedings ..............................................  24

   Item 2.  Changes in Securities ..........................................  24

   Item 3.  Defaults Upon Senior Securities ................................  24

   Item 4.  Submission of Matters to a Vote of Security Holders ............  24

   Item 5.  Other Information ..............................................  24

   Item 6.  Exhibits and Reports on Form 8-K ...............................  24

   Signatures ..............................................................  25

   Certifications ..........................................................  26

   Exhibits

United Financial, Inc. and Subsidiary
Consolidated Balance Sheets
At March 31, 2003 and December 31, 2002

                                                                   (Unaudited)
                                                                     March 31     December 31
                                                                       2003           2002
                                                                   -----------    -----------
                                                                        (In thousands)
Assets
Cash and due from banks                                            $     1,708    $     2,141
Interest-bearing deposits                                                2,430            810
Federal funds sold                                                       4,061          5,268
Investment securities available for sale                                22,519         21,144
Restricted equity securities                                               903            903
Loans, net of allowance for loan losses of $1,595
   in 2003 and $1,586 in 2002                                           88,389         89,206
Property and equipment, net                                              4,215          4,272
Accrued income                                                             463            453
Cash value life insurance                                                1,391          1,375
Other assets                                                               342            275
                                                                   -----------    -----------
       Total assets                                                $   126,421    $   125,847
                                                                   ===========    ===========


Liabilities and Stockholders' Equity

Liabilities:
   Demand deposits                                                 $     9,737    $    10,033
   Interest bearing                                                     89,902         88,802
                                                                   -----------    -----------
       Total deposits                                                   99,639         98,835

   Securities sold under agreements to repurchase                          141             93
   Short-term debt                                                       3,000              -
   Long-term debt                                                       13,000         16,000
   Accrued interest payable                                                201            222
   Other liabilities                                                       150            352
                                                                   -----------    -----------
       Total liabilities                                               116,131        115,502
                                                                   -----------    -----------

Stockholders' equity:
   Common stock, $1 par value; 10,000,000 shares authorized;
     1,640,565 shares issued and outstanding at March 31, 2003
     1,640,565 shares issued and outstanding at December 31, 2002        1,641          1,641
   Surplus                                                               9,478          9,478
   Retained deficit                                                     (1,032)        (1,328)
   Accumulated other comprehensive income                                  203            554
                                                                   -----------    -----------
       Total stockholders' equity                                       10,290         10,345
                                                                   -----------    -----------
       Total liabilities and stockholders' equity                  $   126,421    $   125,847
                                                                   ===========    ===========

United Financial, Inc. and Subsidiary
Consolidated Statements of Income (Unaudited)
For the Three Months Ended March 31, 2003 and 2002

                                                                        Three month period
                                                                          Ended March 31,
                                                                         2003        2002
                                                                       --------    --------
                                                                          (In thousands)
Interest income
   Loans and fees on loans                                             $  1,445    $  1,554
   Investment securities, taxable                                           283         147
   Federal funds sold                                                        10           6
   Deposits with banks                                                        8           2
                                                                       --------    --------
       Total interest income                                              1,746       1,709

Interest expense
   Deposits                                                                 679         677
   Securities sold under agreements to repurchase                             -           -
   Other borrowings                                                         144          81
                                                                       --------    --------
       Total interest expense                                               823         758
                                                                       --------    --------
       Net interest income                                                  923         951

Provision for loan losses                                                    77         175
                                                                       --------    ---------
       Net interest income after provision for loan losses                  846         776
                                                                       --------    ---------
Noninterest income
   Service charges on deposit accounts                                 $     62    $     49
   Other service charges and fees                                             3           3
   Net realized gains on the sale of securities                             150          13
   Other operating income                                                   135          76
                                                                       --------    --------
       Total noninterest income                                             350         141

Noninterest expense
   Salaries and employee benefits                                           488         402
   Occupancy                                                                 50          48
   Equipment                                                                 58          51
   Data processing                                                           46          35
   Foreclosed assets, net                                                    (1)          4
   Other operating expense                                                  259         259
                                                                       --------    --------
       Total noninterest expense                                            900         799
                                                                       --------    --------
         Net income                                                    $    296    $    118
                                                                       ========    ========

Basic earnings per share                                               $   0.18    $   0.09
                                                                       ========    ========
Diluted earnings per share                                             $   0.18    $   0.09
                                                                       ========    ========
Weighted average shares outstanding (basic)                               1,641       1,257
                                                                       ========    ========
Weighted average shares outstanding (diluted)                             1,643       1,261
                                                                       ========    ========

United Financial, Inc. and Subsidiary
Consolidated Statements of Changes in Stockholders' Equity (Unaudited) For the Three Months Ended March 31, 2003 and 2002


(In thousands)

                                                                                  Accumulated
                                                                     Retained        Other
                                        Common Stock                 Earnings    Comprehensive
                                    -------------------
                                     Shares     Amount    Surplus    (Deficit)      Income        Total
                                    --------  ---------  ---------  -----------  -------------  ---------
Balance, December 31, 2001               962  $     962  $   7,459  $    (2,028) $          96  $   6,489

Comprehensive income
   Net income                              -          -          -          118              -        118
   Net change in unrealized
     appreciation on investment
     securities available for sale         -          -          -            -            (83)       (83)

   Reclassified securities gains
     Realized                                                                              (13)       (13)
                                                                                                ---------

   Total comprehensive income                                                                          22

   Stock compensation                      3          3         23            -              -         26
   Stock offering                        347        347      2,325            -              -      2,672
                                    --------  ---------  ---------  -----------  -------------  ---------

Balance, March 31, 2002                1,312  $   1,312  $   9,807  $    (1,910) $           -  $   9,209
                                    ========  =========  =========  ===========  =============  =========

                                                                                  Accumulated
                                                                     Retained        Other
                                        Common Stock                 Earnings    Comprehensive
                                    -------------------
                                     Shares     Amount    Surplus    (Deficit)      Income        Total
                                    --------  ---------  ---------  -----------  -------------  ---------
Balance, December 31, 2002             1,641  $   1,641  $   9,478  $    (1,328) $         554  $  10,345

Comprehensive income
   Net income                              -          -          -          296              -        296
   Net change in unrealized
     appreciation on investment
     securities available for sale         -          -          -            -           (201)      (201)

   Reclassified securities gains
     Realized                                                                             (150)      (150)
                                                                                                ---------

   Total comprehensive income                                                                         (55)

   Stock compensation                      -          -          -            -              -          -
                                    --------  ---------  ---------  -----------  -------------  ---------

Balance, March 31, 2003                1,641  $   1,641  $   9,478  $    (1,032) $         203  $  10,290
                                    ========  =========  =========  ===========  =============  =========

United Financial, Inc. and Subsidiary
Consolidated Statements of Cash Flows (Unaudited)
For the Three Months Ended March 31, 2003 and 2002

                                                             Three Month Period
                                                               Ended March 31,
                                                              2003        2002
                                                            --------     --------
                                                               (In thousands)
Cash flows from operating activities
   Net income                                               $    296     $    118
   Adjustments to reconcile net loss to
     net cash provided (used) by operations:
       Depreciation and amortization                              66           61
       Provision for loan losses                                  77          175
       Increase in cash surrender value of bank
         owned life insurance                                    (16)           -
       Accretion of discount on securities, net of
         amortization of premiums                                 34            1
       Net realized (gains) on securities                       (150)         (13)
       Changes in assets and liabilities:
         Accrued income                                          (10)         (14)
         Other assets                                            (67)         (47)
         Accrued interest payable                                (21)           8
         Other liabilities                                      (202)          16
                                                            --------     --------
           Net cash provided by operating activities               7          305
                                                            --------     --------
Cash flows from investing activities
   (Increase) decrease in interest-bearing deposits           (1,620)        (342)
   Net decrease (increase) in federal funds sold               1,207       (2,534)
   Purchases of investment securities                         (7,268)      (1,729)
   Sales of investment securities                              3,662        1,225
   Maturities of investment securities                         1,996          569
   Net increase (decrease) in loans                              740       (2,140)
   Purchases of property and equipment, net                       (9)         (39)
   (Increase) in real estate owned                                 -         (150)
                                                            --------     --------
           Net cash used in investing activities              (1,292)      (5,140)
                                                            --------     --------
Cash flows from financing activities
   Net (decrease) in noninterest bearing deposits               (296)        (115)
   Net increase in interest bearing deposits                   1,100        2,668
   Net increase in securities sold under
      agreements to repurchase                                    48           51
   Net proceeds from debt                                          -          250
   Net proceeds from issuance of common stock                      -        2,698
                                                            --------     --------
           Net cash provided by financing activities             852        5,552
                                                            --------     --------
           Net increase in cash and cash equivalents            (433)         717

Cash and cash equivalents, beginning                           2,141        1,924
                                                            --------     --------
Cash and cash equivalents, ending                           $  1,708     $  2,641
                                                            ========     ========
Supplemental disclosures of cash flow information
   Interest paid                                            $    844     $    750
                                                            ========     ========
   Income taxes paid                                        $      -     $      -
                                                            ========     ========

United Financial, Inc. and Subsidiary
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2003

Note 1.  Organization and Operations

Effective September 30, 2002 at 6:01 pm, Alamance National Bank (the "Bank"), with the consent of its shareholders, reorganized and became a wholly-owned subsidiary of United Financial, Inc. (the " Company"). Under the holding company reorganization agreement, all of the outstanding shares of the Bank's $5.00 par value common stock were converted into the right to receive $1.00 par value shares of the Company's common stock in a one-for-one exchange. This transaction has been accounted for in a manner similar to a pooling-of-interests. All periods presented in these interim consolidated financial statements have been restated for the effects of this transaction. The Company currently has no operations and conducts no business on its own other than owning the Bank.

As a result of this reorganization, the Company is registered as a bank holding company with the Federal Reserve Board. The Company files periodic reports with the Securities and Exchange Commission and is subject to regulation by the Federal Reserve Board.

Note 2.  Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Certain amounts reported in the period ended March 31, 2002 have been reclassified to conform with the presentation for March 31, 2003. These reclassifications had no effect on net income or stockholders' equity for the periods presented, nor did they materially impact trends in financial information. In the opinion of management, all adjustments (none of which were other than normal recurring accruals) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included.

The accounting and reporting policies of the Company follow generally accepted accounting principles and general accounting policies typical to the community commercial banking industry which are in compliance with various regulations and guidelines as established by the Financial Accounting Standards Board ("FASB") and the Bank's primary federal regulator, the Office of the Comptroller of the Currency ("OCC").

The Company's significant accounting policies are presented in Note 1 to the Consolidated Financial Statements contained in the Company's 2002 Annual Report on Form10-KSB. The Securities and Exchange Commission ("SEC") recently issued disclosure guidance for "critical accounting policies". The SEC defines "critical accounting policies" as those that require application of management's most difficult, subjective or complex judgments, often

United Financial, Inc. and Subsidiary
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2003

as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in future periods. Not all of the significant accounting policies presented in Note 1 to the Consolidated Financial Statements contained in the Company's 2002 Annual Report on Form 10-KSB require management to make difficult, subjective or complex judgments or estimates. Our policies with respect to the methodology for determination of the allowance for loan losses and asset impairment judgments, including the recoverability of intangible assets, involve a high degree of complexity. The Company's most significant management accounting estimate is the appropriate level for the allowance for loan losses. The allowance for loan losses is established to absorb known and inherent losses attributable to loans outstanding and related off-balance sheet commitments. The adequacy of the reserve is monitored on an on-going basis and is based on management's evaluation of numerous factors. These factors include the quality of the current loan portfolio, the trend in the loan portfolio's risk ratings, current economic conditions, loan concentrations, loan growth rates, past-due and non-performing trends, evaluation of specific loss estimates for all significant problem loans, historical charge-off and recovery experience and other pertinent information. The calculation of the allowance for loan losses is by nature inexact, as the allowance represents management's best estimate of the loan losses inherent in the Company's credit portfolios at the reporting date. These loan losses will occur in the future, and as such cannot be determined with absolute certainty at the reporting date.

The Company's primary source of revenue is interest income. Interest income is recorded on an accrual basis. Note 1 to the Consolidated Financial Statements contained in the Company's 2002 Annual Report on Form 10-KSB offers an explanation of the process for determining when the accrual of interest income is discontinued on an impaired loan.

These critical policies and their application are reviewed periodically with our Audit Committee and Board of Directors.

The organization and business of the Bank, accounting policies followed, and other information are contained in the notes to the financial statements of the Bank as of and for the years ended December 31, 2002 and 2001 have been filed with the SEC and the OCC, respectively, as part of the Company's 10 -KSB. These financial statements should be read in conjunction with the annual financial statements.

Note 3.  Stock Options and Awards

The Company accounts for its stock option plan under the intrinsic value method in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such,

United Financial, Inc. and Subsidiary
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2003

compensation expense is recorded only if the current market price of the underlying stock exceeds the exercise price on the date of the grant. As required by the Statement of Financial Accounting Standards, ("SFAS") No. 123, "Accounting for Stock-Based Compensation" as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" the Company provides pro forma net income and pro forma earnings per share disclosures for employee stock option grants. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

                                                                     Three Month Period
                                                                       Ended March 31,
                                                                  2003                2002
                                                            ---------------     ----------------
                                                                          (In thousands)

   Net income, as reported                                  $           296     $            118

Deduct:  Total stock-based employee
compensation expense determined under
fair value based method for all awards granted
since July 1, 1995                                                      (17)                 (16)
                                                            ---------------     ----------------
Pro forma net income                                        $           279     $            102
                                                            ===============     ================
Earnings per share
     Basic-as reported                                      $           .18     $            .09
                                                            ===============     ================
     Basic-pro forma                                        $           .17     $            .08
                                                            ===============     ================
     Diluted-as reported                                    $           .18     $            .09
                                                            ===============     ================
     Diluted-pro forma                                      $           .17     $            .08
                                                            ===============     ================

United Financial Inc. and Subsidiary
Management's Discussion and Analysis of Financial Condition and Results of Operations
March 31, 2003

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

The Company's current market areas are Alamance County and Orange County, both located in Central North Carolina. In Alamance County, which is approximately thirty miles east of Greensboro and thirty miles west of Durham, the Company's emphasis has been on the city of Graham and the southern and eastern portions of Alamance County. The Company has designated Hillsborough as its base of operations in Orange County, which borders the Research Triangle Park. The population of Alamance County is approximately 122,000, while Orange County has a population of approximately 108,000. Both Graham and Hillsborough serve as the county seat for their respective counties.

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

United Financial Inc. and Subsidiary
Management's Discussion and Analysis of Financial Condition and Results of Operations
March 31, 2003

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

Comparison of Financial Condition

The Company has not experienced significant growth during the three months ended March 31, 2003, with assets increasing approximately $600,000, from $125.8 million to $126.4 million. Net loans decreased by $800,000, or slightly less than 1% during the period. Loan demand has moderated from the high level of growth the Company experienced from June 2000 through June of 2002. The moderation is due to reduced loan demand as well as tighter credit standards. Offsetting the decline in net loans was a $1.4 million increase in available for sale securities. The increase in investments is due to an increase in liquidity which the Company experienced during the first quarter of 2003.

Total deposits have increased $800,000, or 1% since December 31, 2002. This increase is due primarily to growth in interest-bearing non-transaction accounts, which increased $1.2 million, or 11%. This growth offset declines of approximately $300,000 in non-interest bearing deposits and $185,000 in interest bearing transaction accounts during the quarter. Certificates of deposits experienced only a nominal change during the quarter. At March 31, 2003, certificates of deposit comprised 75% of total deposits, while savings and money market investment accounts accounted for 16%, and non-interest bearing demand deposit accounts made up 9% of total deposits. These ratios are consistent with the composition of deposit totals at December 31, 2002.

Short term debt consists of $3 million in fixed rate advances from the Federal Home Loan Bank of Atlanta ("FHLBA"). Long term debt consists of $2.5 million of subordinated debt and $10.5 million of FHLBA advances. However, $7 million of the advances are callable prior to maturity. At March 31, 2003, $4 million in advances are callable within the next twelve months. Shareholders' equity decreased approximately $55,000 during the period. The $296,000 increase in retained earnings was offset by a $351,000 decline in the unrealized gains on investments.

Results of Operations

General. The Company recorded a profit of $296,000 for the three months ended March 31, 2003, compared with $118,500 for the three months ended March 31, 2002. Earnings per share (both diluted and basic) were $.18 for the three months ended March 31, 2003 compared with $.09 per share (both diluted and basic) in 2002.

United Financial Inc. and Subsidiary
Management's Discussion and Analysis of Financial Condition and Results of Operations
March 31, 2003


Net interest income. Like most financial institutions, the primary component of earnings for the Company is net interest income. Net interest income is the difference between interest income, principally from the loan and investment securities portfolios, and interest expense, principally on customer deposits and borrowings. Changes in net interest income result from changes in volume and spread. For this purpose, volume refers to the average dollar level of interest-earning assets and interest-bearing liabilities. Spread refers to the difference between the average yield on interest-earning assets and the average cost of funds. During the quarter, the Company generated approximately $923,000 of net interest income, compared with approximately $951,000 during the first quarter of 2002. The decrease in net interest income is due primarily to decreased net interest margins, as average earning assets increased approximately $21 million compared with the quarter ended March 31, 2002 while the Bank's net interest margins (net interest income divided by average earning assets net of the allowance for loan loss) declined 82 basis points, from 3.98% at March 31, 2002 to 3.16% at March 31, 2003.

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

As of March 31, 2003, the Company has a positive interest rate gap of approximately 111% of total earning assets in the one-year time frame. This means the Company's earnings would be negatively affected by periods of falling interest rates because during such periods the interest income earned on loans and investments will generally decrease faster than interest paid on deposits and borrowings.

Non-interest income. Non-interest income consists of revenues generated from a variety of financial products and services, as well as gains from the sale of loans and investments. The majority of non-interest income results from service charges on deposit accounts consisting of account fees, insufficient check charges, and sales of checks. Non-interest income is also derived from non-depository products and services. For the three months ended March 31, 2003, non-interest income was approximately $350,000, an increase of $209,000, or 148% compared with $141,000 generated during the three months ended March 31, 2002. However, non-interest income for the three months ended March 31, 2003 includes $150,000 of realized gains on the sale of available for sale securities, compared with $13,000 for the three months ended March 31, 2002. The investment gains realized during the first quarter

United Financial Inc. and Subsidiary
Management's Discussion and Analysis of Financial Condition and Results of Operations
March 31, 2003


of 2003 were due to portfolio management. Mortgage rates continued to decline during most of the first quarter of 2003. Consequently, the pre-payments experienced by the Company's mortgage-backed securities and collateralized mortgage obligations increased significantly, thereby dramatically shortening the weighted average life and duration of the securities. After a detailed analysis of the portfolio, it was determined that some securities should be sold, primarily in order to match the duration of the earning assets with the corresponding duration of the liabilities which were used to fund those investments. Management believes that these transactions were necessary in order to reposition the Company's balance sheet and enhance overall long term net interest income.

Fees from the sale of brokered loans increased $44,000, or 70%, during 2003 due to continued refinancing activity. Service charges and deposit account fees increased by approximately $13,000 due primarily to increased volume. These gains offset a decline of $12,000 in the commissions from the sale of annuities and mutual funds. The principal reason for the decline in income from brokerage operations can be attributed to the downward trends in the securities markets.

Non-interest expense. Total non-interest expense increased from approximately $799,000 in the first quarter of 2002 to $900,000 during the first quarter of 2003, an increase of $101,000 or 13%. Salaries and benefits increased $86,000, or 21% due primarily to slightly higher staffing levels as well as increased benefits than incurred during the prior year. Data processing expense increased $11,000, or 31% during the quarter. Overall growth in the Company's customer base accounts for the higher data processing expenses. Contributing to the increase were expenses relating to a planned system conversion which the Company has scheduled for the third quarter of 2003. The Company will follow Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" in recognizing current period costs. The Company anticipates current year expenses of approximately $50,000 to complete the conversion. Equipment expense increased $7,000, or 14% during 2003 due primarily to increased depreciation. Expenses related to foreclosed assets declined due to the recovery of expenses charged to current earnings in 2002.

Subsequent to March 31, 2003, the Company began renovations on previously acquired property which will be used to house accounting and bank operations staff. The Company does not believe that current period expenses will be significant to complete the project.

Provision for Loan Losses

The allowance for loan losses is created by direct charges to operations. Losses on loans are charged against the allowance in the period in which such loans, in management's opinion, become uncollectible. Recoveries during the period are credited to this allowance. The factors that influence management's judgment in determining the amount charged to

United Financial Inc. and Subsidiary
Management's Discussion and Analysis of Financial Condition and Results of Operations
March 31, 2003


operating expense include past loan loss experience, composition of the loan portfolio, evaluation of possible future losses and current economic conditions.

The Bank uses a loan analysis and grading program to facilitate its evaluation of possible future loan losses and the adequacy of its allowance for loan losses, otherwise referred to as its loan loss reserve. In this program, a "watch list" is prepared and monitored monthly by management and reported to the Board of Directors. The list includes loans that management identifies as having potential credit problems, nonaccrual loans and remaining unpaid loans identified during previous examinations. A delinquency report is prepared by management and reported to the Board of Directors monthly. This report includes all loans past due 30 days or more.

The Company has experienced net charge-offs (amount of loans charged off net of recoveries of previously charged off loans) of approximately $68,000 during the three months ended March 31, 2003. This compares with approximately $59,000 for the three months ended March 31, 2002.

Based on management's evaluation of the loan portfolio and economic conditions, a provision for loan losses of approximately $76,500 was added to the allowance for loan losses during the three months ended March 31, 2003, compared with $175,000 in 2002. The allowance stood at approximately $1.6 million at both March 31, 2003 and December 31, 2002, compared with $1.2 million at March 31, 2002.

The allowance for loan losses was 1.77%, 1.75% and 1.37% of total loans as of March 31, 2003, December 31, 2002 and March 31, 2002, respectively. Management believes the reserve levels are adequate to cover possible loan losses on the loans outstanding as of each reporting date. It must be emphasized, however, that the determination of the reserve using the Company's procedures and methods rests upon various judgments and assumptions about future economic conditions and other factors affecting loans. No assurance can be given that the Company will not in any particular period sustain loan losses that are sizable in relation to the amounts reserved or that subsequent evaluations of the loan portfolio, in light of conditions and factors then prevailing, will not require significant changes in the allowance for possible loan losses or future charges to earnings. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowances for possible loan losses. Such agencies may require the Company to recognize additions to the allowances based on their judgments about information available at the time of such examinations.

Asset Quality

Certain credit risks are inherent in making loans, particularly commercial and consumer

United Financial Inc. and Subsidiary
Management's Discussion and Analysis of Financial Condition and Results of Operations
March 31, 2003


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

Nonperforming assets are defined as nonaccrual loans, restructured loans, and foreclosed, repossessed and idled properties. At March 31, 2003, nonperforming assets totaled $1.9 million, compared with $1.7 million at December 31, 2002 and $700,000 at March 31, 2002. These amounts represent 2.11%, 1.88%, and .82% of gross loans at March 31, 2003, December 31, 2002, and March 31, 2002, respectively. At March 31, 2003, nonperforming assets consisted on nonaccrual loans of $1.2 million, restructured loans of $675,000, and $6,000 in repossessed vehicles.

Included in nonaccrual loans at March 31, 2003 is $309,000 in loans secured by real estate which were classified as nonaccrual at December 31, 2002. However, the borrowers filed for and were granted bankruptcy protection during the first quarter of 2002, preventing the Company from foreclosing on the properties. Management believes that the provision for loan loss is sufficient to absorb any difference between the fair values and the Company's investment should the Company be allowed to foreclose on the properties.

Also included in nonaccrual loans at March 31, 2003 is $360,000 in loans secured by real estate. The Company has allocated approximately $60,000 of the allowance for loan loss as a specific reserve against a potential deficit between the collateral's fair value and the Bank's investment. Subsequent to March 31, 2003, the borrower agreed to deed the property to the Bank in lieu of the Bank commencing foreclosure proceedings. Management believes that the provision for loan loss is sufficient to absorb the difference between the fair value of the property and the Bank's investment.

Restructured loans at March 31, 2003 consists primarily of two relationships. In February 2001, the Company participated in a $17 million irrevocable letter of credit which was used

United Financial Inc. and Subsidiary
Management's Discussion and Analysis of Financial Condition and Results of Operations
March 31, 2003


to support an industrial revenue bond issue. The Company's portion was $500,000. The underlying collateral for the transaction was a retirement village located in South Carolina. During the second quarter of 2002, the participating banks were called on to fund the letter of credit due to adverse financial problems as well as accounting irregularities by the borrower. The Company funded its portion of the letter of credit as required in the agreement. A workout plan has been implemented which calls for the loan to accrue interest at 5.5% until July 2, 2003, at which point the interest rate will be renegotiated. Management monitors the creditors' progress closely and believes the workout plan will permit the borrower to meet restructured debt service requirements. The loan has been downgraded in accordance with the Company's loan grading model, and is classified as a restructured loan due to the fact that the default rate was originally set at prime plus 300 basis points, which would have resulted in an initial rate of 7.75%. The other relationship is a local business which is experiencing financial problems and requested a rate reduction in order to increase cash flow. No additional provision was required as the Company had previously recognized the deterioration in the borrower's financial condition and graded the loan as substandard in accordance with its loan grading policy.

Investment Securities

Interest and dividend income from investment and mortgage-backed securities generally provides the second largest source of income to the Company after interest on loans. In addition, the Company receives interest income from federal funds sold and deposits in other financial institutions. The Company uses its investment portfolio to modify overall balance sheet interest rate sensitivity, provide collateral for repurchase agreements as well as a primary source of liquidity. The Company classifies all securities as available for sale in order to enhance liquidity.

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

Investment securities (excluding restricted equity securities) were $23 million at March 31, 2003, compared with $21 million at December 31, 2002 and $9 million at March 31, 2002. The majority of the increase occurred during the third quarter of 2002 as the Company entered into two leveraged transactions totaling $10 million.

United Financial Inc. and Subsidiary
Management's Discussion and Analysis of Financial Condition and Results of Operations
March 31, 2003


The first transaction totaled approximately $5 million and was funded with master rate certificates of deposits with maturities of July 2004 ($1.5 million at 3.5%), July 2005 ($1.5 million at 4.05%), and July 2006 ($2 million at 4.35%). Collectively, the deposits used in the leverage strategy have a weighted average cost of 4% and a weighted average maturity of slightly over 37 months. These funds were invested in mortgage-backed securities with estimated weighted average yields of approximately 5.56% and weighted average lives of just under 5 years. The net spread was expected to be approximately 156 basis points, though actual spreads over the life of the investments will depend on other factors, such as actual prepayment speeds on the underlying mortgages. A mortgage's prepayment speed is generally a function of interest rates. Prepayments which occur faster than expected would decrease the anticipated spread. As of March 31, 2003, the actual spread has been approximately 130 basis points due to faster than anticipated prepayment speeds.

The second transaction totaled approximately $5 million and was funded with fixed rate advances from the FHLBA with maturities of January 2004 ($2.5 million at 2.47%) and July 2007 ($2.5 million at 4.33%). Collectively, these advances have a weighted average cost of 3.4% and a weighted average maturity of slightly over 39 months. These funds were invested in mortgage-backed securities with estimated weighted average yields of approximately 5.10% and weighted average lives of approximately 5 years. The net spread was expected to be approximately 170 basis points, though actual spreads over the life of the investments will depend on other factors, such as actual prepayment speeds on the underlying mortgages. A mortgage's prepayment speed is generally a function of interest rates. Prepayments which occur faster than expected would decrease the anticipated spread. As of March 31, 2003, the actual spread has been approximately 150 basis points due to faster than anticipated prepayment speeds.

During the third quarter of 2001, the Company implemented a $5 million leveraged investment transaction similar to those described above. The Company entered into a secured borrowing agreement with the FHLBA for $3 million at a fixed rate of interest of 4.49% and a maturity of July 6, 2011. However, the borrowing is callable by the FHLBA on July 7, 2003 and quarterly thereafter, at which point the Bank may elect to convert the advance to a LIBOR- based floating advance at 3-month LIBOR rate of interest. The Company also entered into a master rate certificate of deposit agreement for $2 million. The certificate of deposit has a two-year term and matures on July 2, 2003. The total cost of the agreement is 5.05%. The weighted average cost of borrowed funds is 4.72%. $3 million was invested in a collateralized mortgage obligation ("CMO") with an estimated yield of 6.33% and an expected average life of approximately 7 years. The remaining $2 million was invested in a mortgage-backed security with an estimated life of approximately 6 years and an estimated yield of 6.24%. The weighted average yield on investments is 6.28%, resulting in an approximate spread of 156 basis points. While the strategy has met net interest spread expectation in material respects, the securities have incurred prepayments at a faster rate than

United Financial Inc. and Subsidiary
Management's Discussion and Analysis of Financial Condition and Results of Operations
March 31, 2003


anticipated when the transaction was executed. This resulted in an imbalance in the duration between the CMO and the FHLBA advance. Therefore, the Company executed a swap whereby the CMO was sold and replaced with a fixed-rate mortgage backed security which should improve the duration between the earning assets and underlying liability, thereby enhancing long term interest income.

At March 31, 2003, the Company had an unrealized gain of $203,000, compared with an unrealized gain of $554,000 at December 31, 2002.

At March 31, 2003, federal funds totaled $4 million as compared with $5.3 million at December 31, 2002 and $4.5 million at March 31, 2002 Management intends to maintain sufficient funds in overnight investments to provide for anticipated liquidity needs and convert other funds to loans and other higher yielding asset types.

The Bank is a limited partner in a North Carolina limited liability partnership established to provide mezzanine financing for eligible companies located in the Southeastern United States. The mezzanine fund operates as a Small Business Investment Company ("SBIC"). The Bank has committed to invest $500,000 in the fund, which will have an original term of 10 years, with two one-year extensions. The Bank's pro rata intetest in the entire fund is 3.6%. At March 31, 2003, the Bank had received a capital call of $30,000, which is included in other assets.

Liquidity

The Company's liquidity is determined by its ability to convert assets to cash or acquire alternative sources of funds to meet the needs of its customers who are withdrawing or borrowing funds, and to maintain required reserve levels, pay expenses and operate the Company on an ongoing basis. The Company's primary liquidity sources are net income from operations, cash and due from banks, federal funds sold and other short-term investments, and borrowings from the FHLB. In addition, the Company has the ability, on a short-term basis, to purchase federal funds from other financial institutions. Finally, the Company has used the Internet as a source for attracting deposits from businesses, retirement plans, and other financial institutions. At March 31, 2003, these deposits totaled $3.8 million, or 4% of total deposits. In accordance with regulatory guidance, the Company has controls in place to monitor brokered and rate sensitive deposits. The Company has found rates paid on these deposits to be similar to rates paid to its retail customers. Since the Company is "well capitalized" for regulatory purposes, there are no restrictions on brokered deposit activity. At March 31, 2003, the Company's loan to deposit ratio was 88.71%. This compares with a ratio of 90.26% at December 31, 2002 and 96.02% at March 31, 2002. Management believes that the Company has sufficient liquidity to meet all funding needs for the foreseeable future and expects long-term liquidity needs to be met through growth of its

United Financial Inc. and Subsidiary
Management's Discussion and Analysis of Financial Condition and Results of Operations
March 31, 2003


deposits.

The Company uses master rate certificates of deposits ("brokered CD's) for general liquidity as well as investment purposes. In addition to the deposits described in the leveraged transactions, the Company has two brokered CD's totaling $5 million. One certificate of deposit is $2.5 million and has a three year term, maturing on May 23, 2005. The total cost of the agreement is 4.55%. The other certificate of deposit totals $3 million and matures September 29, 2006. The instrument has a total cost of 2.90%.

The Company's liquidity ratio, defined as liquid assets (excluding restricted equity securities) divided by total deposits due on demand or within one year, plus short-term liabilities (due within one year) and advances used to fund investments, was approximately 38.09% at March 31, 2003 compared with 34.47% at December 31, 2002 and 20.97% at March 31, 2002.

Other Borrowings

The Company has entered into other borrowings in addition to the advances described in the discussion on leveraged transactions. During the third quarter of 2002, the Company entered into a secured borrowing with the FHLBA for $3 million. The advance has a fixed rate of interest of 2.88%, and matures in September 2007. However, the advance is subject to a one-time call by the FHLBA in September 2005, at which point the Company may elect to convert the advance to a LIBOR-based floating advance at 3-month LIBOR rate of interest. Proceeds were used for general liquidity.

During the fourth quarter of 2001, the Company entered into a secured borrowing agreement with the FHLBA for $1.25 million. The rate adjusted daily and was based on the FHLBA's overnight investment rate plus 30 basis points. The borrowing matured November 18, 2002. However, during the first quarter of 2002, the Company converted this advance into three fixed rate advances for $500,000 per advance. The new advances were for 24, 36, and 48 months and have an average rate of 4.31%. Proceeds from the advances were used for general liquidity.

During the second quarter of 2001, the Company entered into a secured borrowing agreement with the FHLBA for $3 million. The rate of interest was 3.94%, with a maturity of June 28, 2002. The rate adjusts quarterly and is based on LIBOR 3 month rate plus 10 basis points. Proceeds were invested in the investment portfolio. This advance was prepaid and replaced with another secured borrowing in July 2001. The rate of interest is fixed at 4.49%, and the borrowing has a maturity of July 6, 2011. However, the borrowing is callable by the FHLBA on July 7, 2003 and quarterly thereafter, at which point the Company may elect to convert the advance to a LIBOR- based floating advance at 3-month LIBOR rate of interest.

United Financial Inc. and Subsidiary
Management's Discussion and Analysis of Financial Condition and Results of Operations
March 31, 2003


During the first quarter of 2001, the Company entered into a secured borrowing with the FHLBA for $1 million. The rate of interest is fixed at 4.44%, and the borrowing has a maturity of January 18, 2011. However, the borrowing is callable by the FHLBA on January 18, 2002 and quarterly thereafter, at which point the Company may elect to convert the advance to a LIBOR-based floating advance at 3-month LIBOR rate of interest. Proceeds were used to facilitate loan growth.

In March 2001, the Bank issued subordinated debt in the principal amount of $2.5 million to a commercial bank. The debenture matures on April 1, 2008 and floats at Wall Street Journal Prime less 100 basis points. The purpose of the transaction was to provide additional Tier 2 capital for the Company. Under the Federal Reserve's risk based capital guidelines, banks may include in Tier 2 capital long-term subordinated debt that meets certain conditions. The $2.5 million is intended to be treated as capital rather than debt of the Company for the purposes of capital adequacy guidelines. The debt is subordinated to the interests of general creditors, is unsecured, and does not contain provisions that permit the holder to require payment of principal prior to maturity except in the case of the Company's bankruptcy or receivership. In the event of insolvency, this subordinated debt would be paid after general creditors but before any distribution to shareholders.

Commitments and Contingencies

The Company is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, credit risk in excess of the amount recognized in the balance sheets.

The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as for on-balance-sheet instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon the extension of credit, is based on management's credit evaluation of the party. Collateral held varies, but may include accounts receivable,

United Financial Inc. and Subsidiary
Management's Discussion and Analysis of Financial Condition and Results of Operations
March 31, 2003


inventory, property and equipment, residential real estate and income-producing commercial properties.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral held varies as specified above and is required in instances which the Company deems necessary.

At March 31, 2003, the Company had commitments to extend credit of $10 million. Commitments to fund standby letters of credit totaled $89,000. This compares with commitments to extend credit and fund standby letters of credit of $11 million and $69,000, respectively, at December 31, 2002.

Capital

The Company and Bank are required by their own policies and by applicable federal regulations to maintain certain capital levels. Because the Company was formed in June 2002 and has no significant assets other than the investment in the Bank, there is no material difference between Consolidated and Bank only ratios. In an effort to achieve a measurement of capital adequacy that is sensitive to the individual risk profiles of financial institutions, the various financial institution regulators have minimum capital guidelines that categorize various components of capital and types of assets and measure capital adequacy in relation to the financial institution's relative level of those capital components and the level of risk associated with various types of assets of that financial institution. The guidelines call for minimum adjusted total capital of 8% of risk-adjusted assets. As of March 31, 2003, the Bank's total risk-based capital ratio was 15.21%. This compares with 14.90% at December 31, 2002 and 14.89% at March 31, 2002.

In addition to the risk-based capital requirements described above, the Bank is subject to a leverage capital requirement, which calls for a minimum ratio of leverage capital, as defined in the regulations, to quarterly average total assets of 3-5%. As of March 31, 2003, the Bank's leverage capital ratio was 8.13%. This compares with 7.85% at December 31, 2002 and 9.01% at March 31, 2002.

Neither the Company nor the Bank is aware of any recommendations of regulatory authorities or otherwise which, if they were to be implemented, would have a material effect on its capital resources, or operations.

On February 17, 2003 the Company effected a five-for-four stock split of the Company's common stock, increasing the number of shares of common stock from 1,312,452 to 1,640,565.

United Financial, Inc. and Subsidiary
Management's Discussion and Analysis of Financial Condition and Results of Operations
March 31, 2003

All references to the number of common shares and per share amounts in the financial statements have been restated as appropriate to reflect the split for all periods presented. Additionally, common stock and surplus have been restated at December 31, 2002 to reflect the stock split.

Subsequent to March 31, 2003, shareholders approved an amendment of the Company's Articles of Incorporation to authorize issuance of up to 3 million shares of preferred stock, no par value. The preferences, limitations, and relative rights of the shares of preferred stock shall be designated by the Board of Directors and may be issued in one or more series.

Other Matters

During the first quarter of 2003, the Bank filed an application with the OCC requesting permission to open a branch in Burlington, North Carolina. The application was approved during the first quarter. The Bank anticipates opening the branch during the fourth quarter of 2003 or the first quarter of 2004.

Accounting matters

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (SFAS 149). SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS
133. In particular, this Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. This Statement is generally effective for contracts entered into or modified after June 30, 2003 and is not expected to have a material impact on the Company's financial statements.

Item 3.
United Financial, Inc. and Subsidiary
Controls and Procedures
March 31, 2003

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

PART II
OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS
          There were no material legal proceedings pending at March 31, 2003, against the Company or the Bank, other than ordinary routine litigation incidental to their respective businesses, to which the Company or the Bank is a party or of which any of their property is the subject. It is to be expected that various actions and proceedings may be anticipated to be pending or threatened against, or to involve, the Company or the Bank from time to time in the ordinary course of business. Some of these may from time to time involve large demands for compensatory and/or punitive damages. At the present time, management knows of no pending or threatened litigation the ultimate resolution of which would have a material adverse effect on the Company's financial position or results of operations.

ITEM 2.   CHANGES IN SECURITIES
          None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
          Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          None.

ITEM 5.   OTHER INFORMATION
          None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a) Exhibit 99.1 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          (b) During the quarter ended March 31, 2003, the following Current Reports on Form 8-K were filed with the Securities Exchange
               Commission:

               Form 8-K, dated January 17, 2003, reported that the Board of Directors had declared a five-for-four stock split to be effected in the form of a 25% stock dividend payable on February 17, 2003 to shareholders of record on January 31, 2003.

               Form 8-K, dated Janurary 23, 2003, reported on fourth quarter and year end earnings for 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

United Financial, Inc.

Date:  May 15, 2003                    /s/ William M. Griffith, Jr
                                    -------------------------------------------
                                           William M. Griffith, Jr.
                                           President & Chief Executive Officer
                                           (Duly Authorized Officer)

Date:  May 15, 2003                    /s/ William E. Swing, Jr
                                    -------------------------------------------
                                           William E. Swing, Jr.
                                           Senior Vice President
                                           Chief Financial Officer

                    Certification of Chief Executive Officer
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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


Date: May 15, 2003                            /s/ William M. Griffith, Jr
                                            ---------------------------------
                                            William M. Griffith, Jr.
                                            President and CEO

                    Certification of Chief Financial Officer
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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


Date: May 15, 2003                            /s/ William E. Swing, Jr
                                            -----------------------------------
                                            William E. Swing, Jr.
                                            Senior Vice President and CFO