Form 10QSB
period 2003-06-30
UNITED FINANCIAL INC
filed 2003-08-12
CIK 1192931

U.S SECURITIES AND EXCHANGE COMMISSION

WASHINGTON DC

Form 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission file Number: 000-50018

United Financial, Inc.

(Exact name of the registrant as specified in its charter)

North Carolina	55-0796470
(State of Incorporation)	(I.R.S. Employer Identification No.)

1128 South Main Street, Graham, N.C. 27253

(Address of principal executive offices)

(336) 226-1223

(Issuer’s telephone number, including area code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

At August 1, 2003, the Registrant had 1,640,565 shares outstanding of its $1 par value common stock.

United Financial, Inc. and Subsidiary

Form 10-QSB

United Financial, Inc. and Subsidiary

Consolidated Balance Sheets

At June 30, 2003 and December 31, 2002

	(Unaudited) June 30 2003	December 31 2002
	(In thousands)
Assets
Cash and due from banks	$3,207	$2,141
Interest-bearing deposits	8,184	810
Federal funds sold	1,039	5,268
Investment securities available for sale	16,474	21,144
Restricted equity securities	903	903
Loans, net of allowance for loan losses of $1,516 in 2003 and $1,586 in 2002	89,453	89,206
Property and equipment, net	4,267	4,272
Real estate owned	25	—
Accrued income	419	453
Cash value life insurance	1,405	1,375
Other assets	200	275

Total assets	$125,576	$125,847

Liabilities and Stockholders’ Equity

Liabilities:
Demand deposits	$9,933	$10,033
Interest bearing	88,662	88,802

Total deposits	98,595	98,835
Securities sold under agreements to repurchase	117	93
Short-term debt	3,000	—
Long-term debt	13,000	16,000
Accrued interest payable	198	222
Other liabilities	154	352

Total liabilities	115,064	115,502

Stockholders’ equity
Preferred stock, no par value, 3,000,000 shares authorized, none issued:
Common stock, $1 par value; 10,000,000 shares authorized; 1,640,565 shares issued and outstanding at June 30, 2003 1,640,565 shares issued and outstanding at December 31, 2002	1,641	1,641
Surplus	9,478	9,478
Retained deficit	(869)	(1,328)
Accumulated other comprehensive income	262	554

Total stockholders’ equity	10,512	10,345

Total liabilities and stockholders’ equity	$125,576	$125,847

United Financial, Inc. and Subsidiary

Consolidated Statements of Income (Unaudited)

For the Three and Six Months Ended June 30, 2003 and 2002

	Three month period Ended June 30,		Six month period Ended June 30,
	2003	2002	2003	2002
	(In thousands, except per share data)
Interest income
Loans and fees on loans	$1,414	$1,623	$2,860	$3,177
Investment securities, taxable	246	148	528	296
Federal funds sold	5	4	15	9
Deposits with banks	7	6	16	8

Total interest income	1,672	1,781	3,419	3,490

Interest expense
Deposits	646	676	1,325	1,354
Other borrowings	145	89	290	169

Total interest expense	791	765	1,615	1,523

Net interest income	881	1,016	1,804	1,967

Provision for loan losses	33	265	110	440
Net interest income after provision for loan losses	848	751	1,694	1,527

Noninterest income
Service charges on deposit accounts	60	55	123	105
Other service charges and fees	3	4	6	7
Net realized gains on sale of securities	66	—	215	13
Other operating income	112	110	248	186

Total noninterest income	241	169	592	311

Noninterest expense
Salaries and employee benefits	464	382	953	785
Occupancy expense	58	45	109	94
Equipment	55	50	113	101
Data processing	59	39	105	75
Foreclosed assets, net	9	6	8	10
Other operating expense	281	245	539	502

Total noninterest expense	926	767	1,827	1,567

Net income	$163	$153	$459	$271

Basic earnings per share	$.10	$.09	$.28	$.19

Diluted earnings per share	$.10	$.09	$.28	$.19

Weighted average shares outstanding
Basic	1,641	1,641	1,641	1,450
Diluted	1,647	1,643	1,645	1,452

United Financial, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

For the Six Months Ended June 30, 2002 and 2003

(In thousands)

	Common Stock		Surplus	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income	Total
	Shares	Amount
Balance, December 31, 2001	962	$962	$7,459	$(2,028)	$96	$6,489

Comprehensive income
Net income	—	—	—	271	—	271
Net change in unrealized appreciation on investment securities available for sale	—	—	—	—	164	164
Reclassified securities gains Realized					(13)	(13)

Total comprehensive income						422

Stock compensation	3	3	23	—	—	26
Stock offering	347	347	2,325	—	—	2,672

Balance, June 30, 2002	1,312	$1,312	$9,807	$(1,757)	$247	$9,609

	Common Stock		Surplus	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income	Total
	Shares	Amount
Balance, December 31, 2002	1,641	$1,641	$9,478	$(1,328)	$554	$10,345

Comprehensive income
Net income	—	—	—	459	—	459
Net change in unrealized appreciation on investment securities available for sale	—	—	—	—	(77)	(77)
Reclassified securities gains Realized					(215)	(215)

Total comprehensive income						167

Stock compensation	—	—	—	—	—	—

Balance, June 30, 2003	1,641	$1,641	$9,478	$(869)	$262	$10,512

United Financial, Inc. and Subsidiary

Consolidated Statements of Cash Flows (Unaudited)

For the Six Months Ended June 30, 2003 and 2002

	Six Month Period Ended June 30,
	2003	2002
	(In thousands)
Cash flows from operating activities
Net income	$459	$271
Adjustments to reconcile net loss to net cash provided (used) by operations:
Depreciation and amortization	131	123
Provision for loan losses	110	440
Increase in cash surrender value of bank owned life insurance	(30)	—
Accretion of discount on securities, net of amortization of premiums	98	—
Net realized (gains) on securities	(215)	(13)
Changes in assets and liabilities:
Accrued income	34	(13)
Other assets	75	(6)
Accrued interest payable	(24)	14
Other liabilities	(198)	(212)

Net cash provided by operating activities	440	604

Cash flows from investing activities
(Increase) in interest-bearing deposits	(7,374)	(783)
Net decrease in federal funds sold	4,229	1,943
Purchases of investment securities	(12,542)	(2,298)
Sales of investment securities	11,876	1,225
Maturities / calls of investment securities	5,161	944
Net (increase) in loans	(357)	(8,091)
Purchases and disposals of property and equipment, net	(126)	(44)
(Increase) in real estate owned	(25)	(150)

Net cash provided (used) in investing activities	842	(7,254)

Cash flows from financing activities
Net (decrease) in non-interest bearings deposits	(100)	(764)
Net (decrease) increase in interest bearing deposits	(140)	3,404
Net (decrease) increase in securities sold under agreements to repurchase	24	(8)
Net proceeds from debt	—	250
Net increase in fed funds purchased	—	852
Net proceeds from issuance of common stock	—	2,698

Net cash (used) provided by financing activities	(216)	6,432

Net increase in cash and cash equivalents	1,066	(218)
Cash and cash equivalents, beginning	2,141	1,924

Cash and cash equivalents, ending	$3,207	$1,706

Supplemental disclosures of cash flow information
Interest paid	$1,639	$1,509

Income taxes paid	$4	$—

United Financial, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2003

Note 1. Organization and Operations

Effective September 30 2002 at 6:01 pm, Alamance National Bank (the “Bank”), with the consent of its shareholders, reorganized and became a wholly-owned subsidiary of United Financial, Inc. (the “ Company”). Under the holding company reorganization agreement, all of the outstanding shares of the Bank’s $5.00 par value common stock were converted into the right to receive $1.00 par value shares of the Company’s common stock in a one-for-one exchange. This transaction has been accounted for in a manner similar to a pooling-of-interests. All periods presented in these interim consolidated financial statements have been restated for the effects of this transaction. The Company currently has no operations and conducts no business on its own other than owning the Bank.

As a result of this reorganization, the Company is registered as a bank holding company with the Federal Reserve Board. The Company files periodic reports with the Securities and Exchange Commission and is subject to regulation by the Federal Reserve Board.

Note 2. Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Certain amounts reported in the period ended June 30, 2002 have been reclassified to conform with the presentation for June 30, 2003. These reclassifications had no effect on net income or stockholders’ equity for the periods presented, nor did they materially impact trends in financial information. In the opinion of management, all adjustments (none of which were other than normal recurring accruals) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included.

The accounting and reporting policies of the Company follow generally accepted accounting principles and general accounting policies typical to the community commercial banking industry which are in compliance with various regulations and guidelines as established by the Financial Accounting Standards Board (“FASB”) and the Bank’s primary federal regulator, the Office of the Comptroller of the Currency (“OCC”).

The Company’s significant accounting policies are presented in Note 1 to the Consolidated Financial Statements contained in the Company’s 2002 Annual Report on Form10-KSB. The Securities and Exchange Commission (“SEC”) recently issued disclosure guidance for “critical accounting policies”. The SEC defines “critical

United Financial, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2003

accounting policies” as those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in future periods. Not all of the significant accounting policies presented in Note 1 to the Consolidated Financial Statements contained in the Company’s 2002 Annual Report on Form 10-KSB require management to make difficult, subjective or complex judgments or estimates. Our policies with respect to the methodology for determination of the allowance for loan losses and asset impairment judgments involve a high degree of complexity.

The Company’s most significant management accounting estimate is the appropriate level for the allowance for loan losses. The allowance for loan losses is established to absorb known and inherent losses attributable to loans outstanding and related off-balance sheet commitments. The adequacy of the reserve is monitored on an on-going basis and is based on management’s evaluation of numerous factors. These factors include the quality of the current loan portfolio, the trend in the loan portfolio’s risk ratings, current economic conditions, loan concentrations, loan growth rates, past-due and non-performing trends, evaluation of specific loss estimates for all significant problem loans, historical charge-off and recovery experience and other pertinent information. The calculation of the allowance for loan losses is by nature inexact, as the allowance represents management’s best estimate of the loan losses inherent in the Company’s credit portfolios at the reporting date. These loan losses will occur in the future, and as such cannot be determined with absolute certainty at the reporting date.

The Company’s primary source of revenue is interest income. Interest income is recorded on an accrual basis. Note 1 to the Consolidated Financial Statements contained in the Company’s 2002 Annual Report on Form 10-KSB offers an explanation of the process for determining when the accrual of interest income is discontinued on an impaired loan.

These critical policies and their application are reviewed periodically with our Audit Committee and Board of Directors.

The organization and business of the Bank, accounting policies followed, and other information are contained in the notes to the financial statements of the Bank as of and for the years ended December 31, 2002 and 2001 have been filed with the SEC and the OCC, respectively, as part of the Company’s 10 –KSB. These financial statements should be read in conjunction with the annual financial statements.

Note 3. Stock Options and Awards

The Company accounts for its stock option plan under the intrinsic value method in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25,

United Financial, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2003

Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense is recorded only if the current market price of the underlying stock exceeds the exercise price on the date of the grant. As required by the Statement of Financial Accounting Standards, (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” the Company provides pro forma net income and pro forma earnings per share disclosures for employee stock option grants. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

	Three month period Ended June 30,		Six month period Ended June 30,
	2003	2002	2003	2002
	(In thousands, except per share data)
Net income, as reported	$163	$153	$459	$271

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards granted since July 1, 1995	17	15	33	31

Pro forma net income	146	138	426	240

Earnings per share
Basic—as reported	.10	.09	.28	.19

Basic—pro forma	.09	.08	.26	.17

Diluted—as reported	.10	.09	.28	.19

Diluted—pro forma	.09	.08	.26	.17

Item 2.

United Financial Inc. and Subsidiary

Management’s Discussion and Analysis of Financial Condition and Results of Operations

June 30, 2003

Background

The Bank opened September 14, 1998, pursuant to approval from the OCC. Prior to that time, the Bank had no operations. During its formation period, the Bank’s primary activities included completing applications to all appropriate regulatory authorities necessary for commencement of operations, creating the Bank’s business plan, establishing all necessary policies and procedures required to begin operation and selling the common stock of the Bank. The Bank offers a wide range of banking services including checking and savings accounts; commercial, installment, mortgage and personal loans; safe deposit boxes; and other associated services. In addition, the Bank offers investment and insurance products through its wholly owned subsidiary Premier Investment Services, Inc. (hereinafter “Premier”). The Bank’s primary sources of revenue are interest income from its commercial and real estate lending activities and, to a lesser extent, from its investment portfolio. The Bank also earns fees from lending and deposit activities, as well as investment and insurance products. The major expenses of the Bank are interest on deposit accounts and general and administrative expenses, such as salaries, occupancy and related expenses.

The Company’s current market areas are Alamance County and Orange County, both located in Central North Carolina. In Alamance County, which is approximately thirty miles east of Greensboro and thirty miles west of Durham, the Bank’s emphasis has been on the city of Graham and the southern and eastern portions of Alamance County. The Company has designated Hillsborough as its base of operations in Orange County, which borders the Research Triangle Park. The population of Alamance County is approximately 122,000, while Orange County has a population of approximately 108,000. Both Graham and Hillsborough serve as the county seat for their respective counties.

Taken as a whole, the Company’s market is located on the Interstate Highway 85/40 corridor and has a relatively diverse mix of commerce ranging from agriculture to large retail outlet centers to manufacturing. While textile manufacturing has played a significant role in the growth of the area, manufacturing has become much more diversified over the past twenty years.

From time to time, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements provided that the Company notes that a variety of factors could cause the Company’s actual results to differ materially from the anticipated results expressed in the Company’s forward-looking statements. The risks and uncertainties that may affect the operations, performance, and

United Financial, Inc. and Subsidiary

Management’s Discussion and Analysis of Financial Condition and Results of Operations

June 30, 2003

results of the Company’s business include, but are not limited to, changes in economic conditions, changes in interest rates, and changes in laws and regulations. Accordingly, past results and trends should not be used by investors to anticipate future results or trends. Statements included in this report should be read in conjunction with the Company’s Annual Report on Form 10-KSB and are incorporated into this discussion by this reference.

Comparison of Financial Condition

The Company has experienced a slight decline during the six months ended June 30, 2003, with assets decreasing from $125.8 million to $125.6 million. Earning assets total $114 million at June 30, 2003, compared with $116 million at December 31, 2002.

Net loans have increased by $200,000, or less than 1% during the period. Loan growth has moderated from the high level of growth the Company experienced from June 2000 through June of 2002. The moderation is due to reduced loan demand as well as tighter credit standards. At June 20, 2003, approximately 74% of loans are secured by real estate, compared with 71% at December 31, 2002.

Investments have declined $5 million, or 22% during the period. However, this change is due primarily to the timing of an investment swap which occurred in June 2003. As part of this transaction, the Company sold approximately $7.6 million in mortgage-back securities and received the proceeds during the period. However, reinvestment of those funds will not occur until July 2003. Funds have been temporarily invested in a correspondent account with the Federal Home Loan Bank of Atlanta (“FHLBA”) and are reflected in interest bearing deposits.

At June 30, 2003, federal funds sold totaled $1 million as compared with $5.3 million at December 31, 2002. The decline in fed funds sold is due to the Company’s efforts to allocate funds to higher yielding investment vehicles. Management intends to maintain sufficient funds in overnight investments to provide for anticipated liquidity needs and convert other funds to loans and other higher yielding asset types.

At December 31, 2002, other assets included estimated tax payments for approximately $135,000 which were refunded during the first quarter of 2003.

Total deposits have decreased $200,000, or less than 1% since December 31, 2002, though there has been a slight shift in deposit mix between interest bearing checking accounts and certificates of deposit. Interest-bearing checking accounts have increased $1.8 million, or 12%, offsetting a decline of $2 million in certificates of deposit. At June 30, 2003, certificates of deposit comprised 73% of total deposits, while savings and

United Financial, Inc. and Subsidiary

Management’s Discussion and Analysis of Financial Condition and Results of Operations

June 30, 2003

money market investment accounts accounted for 17%, and non-interest bearing demand deposit accounts made up 10% of total deposits. These ratios are consistent with the composition of deposit totals at December 31, 2002.

The Company has used brokered deposits in order to fund loans as well as execute leveraged investment transactions. At June 30, 2003, the Company had issued $14.3 million in brokered deposits, compared with $13.8 at December 31, 2002. $9.4 million have been used for general liquidity, while $5 million have been invested in the investment portfolio. At June 30, 2003, scheduled brokered deposit maturities were $3.5 million, $5.7 million, and $5.1 million in 12 months, 12-36 months, and greater than 36 months, respectively. Overall, these deposits have a weighted average maturity of 22 months and a weighted average rate of 3.98%

Short term debt consists of $3 million in fixed rate advances from the FHLBA. Long term debt consists of $2.5 million of subordinated debt and $10.5 million of FHLBA advances. However, $7 million of the advances are callable prior to maturity. At June 30, 2003, $4 million in advances classified as long term debt are callable within the next twelve months.

Shareholders’ equity increased approximately $167,000 during the period. The $459,000 increase in retained earnings was offset by a $292,000 decline in the unrealized gains on investments.

Results of Operations

Three months ended June 30, 2003 and June 30, 2002

General. The Company recorded a profit of $163,000 for the three months ended June 30, 2003, compared with $153,000 for the three months ended June 30, 2002. Earnings per share (both diluted and basic) were $.10 for the three months ended June 30, 2003 compared with $.09 per share (both diluted and basic) in 2002.

Overall, the Company’s earnings from core banking services has declined over the last several quarters. This is attributed to the lack of meaningful loan growth and has been compounded by tighter interest margins. Management expects that future earnings will continue to be soft until the resumption of sustained loan growth.

Net interest income. Like most financial institutions, the primary component of earnings for the Company is net interest income. Net interest income is the difference between interest income, principally from the loan and investment securities portfolios, and interest expense, principally on customer deposits and borrowings. Changes in net interest income result from changes in volume and spread. For this purpose, volume refers to the average dollar level of interest-earning assets and interest-bearing liabilities. Spread refers to the difference between the average yield on interest-earning assets and the average cost of funds. During the quarter, the Company generated approximately $881,000 of net interest income, compared with approximately $1 million during the

United Financial, Inc. and Subsidiary

Management’s Discussion and Analysis of Financial Condition and Results of Operations

June 30, 2003

second quarter of 2002. The decrease in net interest income is due primarily to reduced yields on earning assets, as average earning assets increased approximately $17 million compared with the quarter ended June 30, 2002. However, the Company’s net interest margins (net interest income divided by average earning assets net of the allowance for loan loss) declined 104 basis points, from 4.01% at June 30, 2002 to 2.97% at June 30, 2003.

Interest rate risk is the effect that changes in interest rates would have on interest income and interest expense as interest-sensitive assets and interest-sensitive liabilities either reprice or mature. Management attempts to maintain the portfolios of earning assets and interest-bearing liabilities with maturities or repricing opportunities at levels that will afford protection from erosion of net interest margin, to the extent practical, from changes in interest rates. Matching sensitive positions alone does not ensure the Company has no interest rate risk. The repricing characteristics of assets are different from the repricing characteristics of funding sources. Thus, net interest income can be impacted by changes in interest rates even if the repricing opportunities of assets and liabilities are perfectly matched. As of June 30, 2003, the Company has a slightly negative interest rate gap of approximately 94.74% of total earning assets in the one-year time frame. This means the Company’s earnings would theoretically be positively affected by periods of falling interest rates because during such periods the interest income earned on loans and investments will generally increase faster than interest paid on deposits and borrowings. However, this estimate does not take into account possible changes in loan terms whereby interest rate floors would be renegotiated in order to remain competitive with other financial institutions. Nor does it take into account faster than expected prepayment speeds on mortgage-backed securities.

Non-interest income. Non-interest income consists of revenues generated from a variety of financial products and services, as well as gains from the sale of loans and investments. The majority of non-interest income results from service charges on deposit accounts consisting of account fees, insufficient check charges, and sales of checks. Non-interest income is also derived from non-depository products and services. For the three months ended June 30, 2003, non-interest income was approximately $241,000, an increase of $72,000, or 43% compared with $169,000 generated during the three months ended June 30, 2002. However, non-interest income for the three months ended June 30, 2003 includes $66,000 of realized gains on the sale of available for sale securities. The investment gains realized during the second quarter of 2003 were due to investment swaps undertaken in an effort to manage the portfolio. Mortgage rates continued to decline during most of the second quarter of 2003. Consequently, the pre-payments experienced by the Company’s mortgage-backed securities and collateralized mortgage obligations (“CMO’s”) increased significantly, thereby dramatically shortening the weighted average life and duration of the securities. In addition, the prepayments were

United Financial, Inc. and Subsidiary

Management’s Discussion and Analysis of Financial Condition and Results of Operations

June 30, 2003

providing excess liquidity during a period of soft loan demand, which further compressed net interest margins due to funds being invested in overnight securities. After a detailed analysis of the portfolio, it was determined that some securities should be sold, primarily in order to reduce the level of prepayments as well as lengthen the duration of the investment portfolio.

Service charges and deposit account fees increased by approximately $5,000 due primarily to increased volume.

Other operating income increased slightly for the three months ended June 30, 2003. Other operating income consists of brokered loan fees, commission from the sale of annuities and mutual funds, gains on the sale of SBA loan guarantees, the increase in cash surrender value on bank owned life insurance, and other miscellaneous income. Fees from the sale of brokered loans increased from $39,000 in 2002 to $90,000 in 2003, a gain of $51,000, or 131%. The increase is due to continued refinancing activity which continued during the second quarter of 2003. Commissions from the sale of mutual funds and annuities declined $19,000, or 70% from $27,000 in 2002 to $8,000 during 2003. The principal reason for the decline in income from brokerage operations can be attributed to the downward trends in the securities markets. The Company recorded $44,000 in gains from the sale of SBA loan guarantees during 2002. However, there were no transactions during 2003. The increase in the cash surrender value of life insurance was $14,000 during the quarter. As the policies were not purchased until the fourth quarter of 2002, there was no corresponding activity during the second quarter of 2002.

Non-interest expense. Total non-interest expense increased from approximately $767,000 in the second quarter of 2002 to $926,000 during the second quarter of 2003, an increase of $159,000 or 21%. Salaries and benefits increased $82,000, or 21% due primarily to increased staffing levels and a corresponding increase in benefits, as well as an increase in incentives paid on the origination of mortgage loans. Occupancy expense increased from $45,000 to $58,000, an increase of $13,000 or 29%. The increase is due to increased property taxes as well as expenses incurred in the renovation of previously acquired property which will house accounting and operations personnel. Data processing expenses increased from $39,000 in 2002 to $59,000 in 2003, an increase of $20,000, or 51%. The increase is due primarily to expenses relating to a system conversion which is scheduled take place in the fourth quarter of 2003. The Company anticipates current year expenses of approximately $55,000 to complete the conversion, and incurred $18,000 in conversion expenses during the second quarter of 2003. Equipment expense increased $5,000, or 10% during 2003 due primarily to increased depreciation. Expenses related to foreclosed assets increased from $6,000 in 2002 to $9,000 in 2003. Other expenses increased approximately $36,000, or 15%. Major components of other expenses are advertising, professional fees, communication costs,

United Financial, Inc. and Subsidiary

Management’s Discussion and Analysis of Financial Condition and Results of Operations

June 30, 2003

and supplies. Other expenses increased due to higher audit and accounting fees, directors’ fees, increased loan fees, and shareholder expenses.

Six months ended June 30, 2003 and June 30, 2002

General. The Company recorded a profit of $459,000 for the six months ended June 30, 2003, compared with $271,000 in 2002. Earnings per share (both diluted and basic) were $.28 for the six months ended June 30, 2003 compared with $.19 per share (both diluted and basic) for the same period in 2002.

Net interest income: For the six months ended June 30, 2003, net interest income has decreased from approximately $2 million to $1.8 million, a decrease of $200,000 or 10%. Consistent with the quarterly results, the decrease in net interest income is due primarily to reduced yields on earning assets, as average earning assets increased approximately $19 million compared with the six months ended June 30, 2002. However, the Company’s net interest margins (net interest income divided by average earning assets net of the allowance for loan loss) declined 93 basis points, from 3.99% at June 30, 2002 to 3.06% at June 30, 2003.

Non-interest income: For the six months ended June 30, 2003, non-interest income was approximately $592,000, an increase of $281,000, or 90% compared with $311,000 generated during the six months ended June 30, 2002. However, non-interest income for the six months ended June 30, 2003 includes $215,000 of realized gains on the sale of available for sale securities, compared with $13,000 in 2002.

For the six months ended June 30, 2003, service charges and deposit account fees increased by approximately $18,000 due primarily to increased volume.

For the six months ended June 30, other operating income increased $62,000, from $186,000 in 2002 to $248,000 in 2003. Fees from the sale of brokered loans increased from $102,000 in 2002 to $197,000 in 2003, a gain of $95,000, or 93%. The increase is due to continued refinancing activity which continued during the second quarter of 2003. Commissions from the sale of mutual funds and annuities declined $21,000, or 53% from $40,000 in 2002 to $19,000 during 2003. The principal reason for the decline in income from brokerage operations can be attributed to the downward trends in the securities markets. The Company recorded $44,000 in gains from the sale of SBA loan guarantees during 2002. However, there were no transactions during 2003. The increase in the cash surrender value of life insurance was $30,000 during the quarter. As the policies were not purchased until the fourth quarter of 2002, there was no corresponding activity during the second quarter of 2002. However, due to the falling rate environment experience during much of 2003, the Company expects that income from cash surrender value will likely

United Financial, Inc. and Subsidiary

Management’s Discussion and Analysis of Financial Condition and Results of Operations

June 30, 2003

fall by around 10-15% for the remainder of 2003.

Non-interest expense. Total non-interest expense increased from approximately $1.6 million in the first six months of 2002 to $1.8 million during 2003, an increase of $200,000 or 13%. Salaries and benefits increased $168,000, or 21% due primarily to increased staffing levels and a corresponding increase in benefits, as well as an increase in incentives paid on the origination of mortgage loans. Occupancy expense increased from $94,000 to $109,000, an increase of $15,000 or 16%. The increase is due to increased property taxes as well as expenses incurred in the renovation of previously acquired property which will house accounting and operations personnel. Data processing expenses increased from $75,000 in 2002 to $105,000 in 2003, an increase of $30,000, or 40%. The increase is due primarily to expenses relating to the system conversion. Overall growth in the Company’s customer base accounts also contributed to the higher data processing expenses. Equipment expense increased $12,000, or 12% during 2003 due primarily to increased depreciation. Expenses related to foreclosed assets decreased slightly during 2003, from $10,000 in 2002 to $8,000 this year. The primary factor behind the decrease was the recovery of expenses during the first quarter which had been charged to current earnings in 2002. Other expenses increased approximately $37,000, or 7%. Major components of other expenses are advertising, professional fees, communication costs, and supplies. Other expenses increased due to higher audit and accounting fees, directors’ fees, increased loan fees, and shareholder expenses.

Provision for Loan Losses

The allowance for loan losses is created by direct charges to operations. Losses on loans are charged against the allowance in the period in which such loans, in management’s opinion, become uncollectible. Recoveries during the period are credited to this allowance. The factors that influence management’s judgment in determining the amount charged to operating expense include past loan loss experience, composition of the loan portfolio, evaluation of possible future losses and current economic conditions.

The Bank uses a loan analysis and grading program to facilitate its evaluation of possible future loan losses and the adequacy of its allowance for loan losses, otherwise referred to as its loan loss reserve. In this program, a “watch list” is prepared and monitored monthly by management and reported to the Board of Directors. The list includes loans that management identifies as having potential credit problems, nonaccrual loans and remaining unpaid loans identified during previous examinations. A delinquency report is prepared by management and reported to the Board of Directors monthly. This report includes all loans past due 30 days or more.

United Financial, Inc. and Subsidiary

Management’s Discussion and Analysis of Financial Condition and Results of Operations

June 30, 2003

The Company has experienced net charge-offs (amount of loans charged off net of recoveries of previously charged off loans) of approximately $112,000 and $180,000 during the three and six months, respectively ended June 30, 2003, respectively. This compares with approximately $3,500 and $63,000 for the three and six months, ended June 30, 2002, respectively.

Based on management’s evaluation of the loan portfolio and economic conditions, a provision for loan losses of approximately $33,000 and $110,000 was added to the allowance for loan losses during the three and six months ended June 30, 2003, compared with $265,000 and $440,000 in 2002. The allowance stood at approximately $1.5 million at June 30, 2003, compared with $1.6 million at both December 31, 2002, and June 30, 2002.

The allowance for loan losses was 1.67%, 1.75% and 1.69% of total loans as of June 30, 2003, December 31, 2002 and June 30, 2002, respectively. Management believes the reserve levels are adequate to cover possible loan losses on the loans outstanding as of each reporting date. It must be emphasized, however, that the determination of the reserve using the Company’s procedures and methods rests upon various judgments and assumptions about future economic conditions and other factors affecting loans. No assurance can be given that the Company will not in any particular period sustain loan losses that are sizable in relation to the amounts reserved or that subsequent evaluations of the loan portfolio, in light of conditions and factors then prevailing, will not require significant changes in the allowance for possible loan losses or future charges to earnings. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowances for possible loan losses. Such agencies may require the Company to recognize additions to the allowances based on their judgments about information available at the time of such examinations.

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

A loan is placed on nonaccrual status when, in management’s judgment, the collection of interest appears doubtful. While a loan is on nonaccrual status, the Company’s policy is that all cash receipts are applied to principal. Once the recorded principal balance has been reduced to zero, future cash receipts are applied to recoveries of any amounts

United Financial, Inc. and Subsidiary

Management’s Discussion and Analysis of Financial Condition and Results of Operations

June 30, 2003

previously charged off. Further cash receipts are recorded as interest income to the extent that any interest has been foregone. The accrual of interest is discontinued on all loans that become 90 days past due with respect to principal or interest. In some cases, where borrowers are experiencing financial difficulties, loans may be restructured to provide terms significantly different from the original terms.

Nonperforming assets are defined as nonaccrual loans, restructured loans, and foreclosed, repossessed and idled properties. At June 30, 2003, nonperforming assets totaled $2.7 million, compared with $1.7 million at December 31, 2002 and $1.2 million at June 30, 2002. These amounts represent 2.99%, 1.88%, and 1.28% of gross loans at June 30, 2003, December 31, 2002, and June 30, 2002, respectively. At June 30, 2003, nonperforming assets consisted of nonaccrual loans of $1.9 million, restructured loans of $770,000, and $25,000 in real estate owned.

During the second quarter of 2003, a borrower agreed to deed property to the Company in lieu of foreclosure. The loan balance totaled $360,000. The Company had allocated $60,000 of the allowance for loan loss as a specific reserve. The Company liquidated the property during the quarter without additional loss.

Included in nonaccrual loans at June 30, 2003 are $1.8 million in loans which are secured by real estate. Nonaccrual loans secured by real estate at June 30, 2003 include $360,000 in loans in which the borrowers have been granted bankruptcy protection, thereby preventing the Company from foreclosing on the properties.

Subsequent to June 30, 2003, the Company received full payment on $100,000 of loans which were classified as non accrual at June 30. In addition, the Company has received foreclosure bids on $155,000 of real estate secured loans in excess of the Company’s investment in the property. The Company does not anticipate any loss on the sale. Finally, another financial institution, who is the first mortgagee on a 1-4 family property in which the Company has the second position, initiated foreclosure proceedings subsequent to June 30, 2003. The Company’s investment in the property is approximately $45,000. The Company may purchase the property should it determine that sufficient equity exists to protect its investment.

Restructured loans at June 30, 2003 consists primarily of two relationships. In February 2002, the Company participated in a $17 million irrevocable letter of credit which was used to support an industrial revenue bond issue. The Company’s portion was $500,000. The underlying collateral for the transaction was a retirement village located in South Carolina. During the second quarter of 2002, the participating banks were called on to fund the letter of credit due to adverse financial problems as well as accounting irregularities by the borrower. The Company funded its portion of the letter of credit as required in the agreement. A workout plan has been implemented which calls for the loan to accrue interest at 5.5% until July 2, 2003, at which point the interest rate will be renegotiated. Management monitors the creditors’ progress closely and believes the workout plan will permit the borrower to meet restructured debt service requirements. The loan has been downgraded in accordance with the Company’s loan grading model,

United Financial, Inc. and Subsidiary

Management’s Discussion and Analysis of Financial Condition and Results of Operations

June 30, 2003

and is classified as a restructured loan due to the fact that the default rate was originally set at prime plus 300 basis points, which would have resulted in an initial rate of 7.75%. The loan has performed as agreed during this time. Subsequent to June 30, 2003, the Company, along with other banks in the lending group, agreed to extend the loan for a period of twelve months at a fixed rate of 5.5%. The loan will not be considered as restructured under the new terms.

The other relationship is a local business which is experiencing financial problems and requested a rate reduction in order to increase cash flow. No additional provision was required as the Company had previously recognized the deterioration in the borrower’s financial condition and graded the loan as substandard in accordance with its loan grading policy.

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

Management has opted to build a core investment portfolio primarily around amortizing securities due to higher yields as well as the cash flow that is generated and available for liquidity purposes. Investments in mortgage-backed securities involve a risk that, because of changes in the interest rate environment, actual prepayments will be greater than estimated prepayments over the life of the security. This may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments, thereby reducing the net yield on such securities. There is also reinvestment risk associated with the cash flows from such securities. In addition, the market value of such securities may be adversely affected by changes in interest rates.

The Company has investment securities with an amortized cost of $16.2 million at June 30, 2003. All investments are accounted for as available for sale under Financial Accounting Standards Board (FASB) No. 115 and are presented at their fair market value of $16.4 million. The Company’s investment in debt securities at June 30, 2003, consists of mortgage-backed securities, collateralized mortgage obligations, and U.S. Government agency securities. As noted earlier, the portfolio decreased by $5 million or 22% compared with $21 million at December 31, 2002. The Company has $7.7 million in

United Financial, Inc. and Subsidiary

Management’s Discussion and Analysis of Financial Condition and Results of Operations

June 30, 2003

mortgage-back securities which will settle in July 2003. These securities will be classified as available for sale under FASB 115.

The Company also owns $675,000 of Federal Home Loan Bank stock at June 30, 2003, compared with $675,000 at December 31, 2002.

Since June 2001, the Company has executed leveraged transactions totaling $15 million. These transactions involve obtaining wholesale funding, either through brokered deposits or advances from the FHLBA, and investing in mortgage-back securities. The objective of the transactions was to supplement interest income as well increase the Company’s operating ratios. In tracking the effectiveness of the transaction, Management considers the net interest income from the investments, as well as the estimated interest income earned from cash flows, which is assumed to be invested at the Company’s average yield on earning assets and investment gains. As of June 30, 2003, these transactions have generated approximately $400,000 in leveraged income. However, future earnings from the transactions would be negatively impacted by a prolonged period of higher than expected prepayment speeds on the securities. This not only reduces current income due to faster than anticipated amortization of premiums, but also carries reinvestment risk as the Company must reinvest principal repayments at lower interest rates. However, the Company actively manages the portfolio in an attempt to effectively manage this risk.

The Bank is a limited partner in a North Carolina limited liability partnership established to provide mezzanine financing for eligible companies located in the Southeastern United States. The mezzanine fund operates as a Small Business Investment Company (“SBIC”). The Bank has committed to invest $500,000 in the fund, which will have an original term of 10 years, with two one-year extensions. The Bank’s pro rata interest in the entire fund is 2.6%. Through June 30, 2003, the Bank had received a capital call of $30,000, which is included in other assets.

Liquidity

The Company’s liquidity is determined by its ability to convert assets to cash or acquire alternative sources of funds to meet the needs of its customers who are withdrawing or borrowing funds, and to maintain required reserve levels, pay expenses and operate the Company on an ongoing basis. The Company’s primary liquidity sources are net income from operations, cash and due from banks, federal funds sold and other short-term investments, and borrowings from the FHLBA. In addition, the Company has the ability, on a short-term basis, to purchase federal funds from other financial institutions. Finally, the Company has used the Internet as a source for attracting deposits from businesses, retirement plans, and other financial institutions. At June 30, 2003, these deposits totaled $2 million, or 2% of total deposits. In accordance with regulatory guidance, the Company

United Financial, Inc. and Subsidiary

Management’s Discussion and Analysis of Financial Condition and Results of Operations

June 30, 2003

has controls in place to monitor brokered and rate sensitive deposits. The Company has found rates paid on these deposits to be similar to rates paid to its retail customers. Since the Company is “well capitalized” for regulatory purposes, there are no restrictions on brokered deposit activity. At June 30, 2003, the Company’s loan to deposit ratio was 90.72%. This compares with a ratio of 90.26% at December 31, 2002 and 103% at June 30, 2002. Management believes that the Company has sufficient liquidity to meet all funding needs for the foreseeable future and expects long-term liquidity needs to be met through growth of its deposits.

The Company’s liquidity ratio, defined as liquid assets (excluding restricted equity securities) divided by total deposits due on demand or within one year, plus short-term liabilities (due within one year) and advances used to fund investments, was approximately 33.87% at June 30, 2003 compared with 34.47% at December 31, 2002 and 17.10% at June 30, 2002.

Other Borrowings

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

In the third quarter of 2002, the Company entered into a secured borrowing agreement with the FHLBA for $3 million at a fixed rate of interest of 4.49% and a maturity of July 6, 2011. However, the borrowing is callable by the FHLBA on July 7, 2003 and quarterly thereafter, at which point the Bank may elect to convert the advance to a LIBOR- based floating advance at 3-month LIBOR rate of interest. Funds were invested in the investment portfolio.

During the third quarter of 2002, the Company entered into a secured borrowing with the FHLBA for $2.5 million. The advance is a fixed rate of 2.47% and matures in January 2004. Proceeds were invested in the investment portfolio.

During the third quarter of 2002, the Company entered into a secured borrowing with the FHLBA for $2.5 million. The advance is a fixed rate of 4.33% and matures in July 2007. Proceeds were invested in the investment portfolio

In the first quarter of 2002, the Company entered into a secured borrowing agreement with the FHLBA for $500,000. The advance is a fixed rate of 3.61% and matures in

United Financial, Inc. and Subsidiary

Management’s Discussion and Analysis of Financial Condition and Results of Operations

June 30, 2003

February 2004.

In the first quarter of 2002, the Company entered into a secured borrowing agreement with the FHLBA for $500,000. The advance is a fixed rate of 4.40% and matures February 2005.

In the first quarter of 2002, the Company entered into a secured borrowing agreement with the FHLBA for $500,000. The advance is a fixed rate of 4.93% and matures February 2006

During the first quarter of 2001, the Company entered into a secured borrowing with the FHLBA for $1 million. The rate of interest is fixed at 4.44%, and the borrowing has a maturity of January 18, 2011. However, the borrowing is callable by the FHLBA on January 18, 2002 and quarterly thereafter, at which point the Company may elect to convert the advance to a LIBOR-based floating advance at 3-month LIBOR rate of interest. Proceeds were used to facilitate loan growth.

In March 2002, the Bank issued subordinated debt in the principal amount of $2.5 million to a commercial bank. The debenture matures on April 1, 2008 and floats at Wall Street Journal Prime less 100 basis points. The purpose of the transaction was to provide additional Tier 2 capital for the Company. Under the Federal Reserve’s risk based capital guidelines, banks may include in Tier 2 capital long-term subordinated debt that meets certain conditions. The $2.5 million is intended to be treated as capital rather than debt of the Company for the purposes of capital adequacy guidelines. The debt is subordinated to the interests of general creditors, is unsecured, and does not contain provisions that permit the holder to require payment of principal prior to maturity except in the case of the Company’s bankruptcy or receivership. In the event of insolvency, this subordinated debt would be paid after general creditors but before any distribution to shareholders.

United Financial, Inc. and Subsidiary

Management’s Discussion and Analysis of Financial Condition and Results of Operations

June 30, 2003

Commitments and Contingencies

The Company is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, credit risk in excess of the amount recognized in the balance sheets.

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as for on-balance-sheet instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon the extension of credit, is based on management’s credit evaluation of the party. Collateral held varies, but may include accounts receivable, inventory, property and equipment, residential real estate and income-producing commercial properties.

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

At June 30, 2003, the Company had commitments to extend credit of $11.2 million. Commitments to fund standby letters of credit totaled $89,000. This compares with commitments to extend credit and fund standby letters of credit of $11 million and $69,000, respectively, at December 31, 2002.

Capital

The Company and Bank are required by their own policies and by applicable federal regulations to maintain certain capital levels. Because the Company was formed in June 2002 and has no significant assets other than the investment in the Bank, there is no

United Financial, Inc. and Subsidiary

Management’s Discussion and Analysis of Financial Condition and Results of Operations

June 30, 2003

material difference between Consolidated and Bank only ratios. In an effort to achieve a measurement of capital adequacy that is sensitive to the individual risk profiles of financial institutions, the various financial institution regulators have minimum capital guidelines that categorize various components of capital and types of assets and measure capital adequacy in relation to the financial institution’s relative level of those capital components and the level of risk associated with various types of assets of that financial institution. The guidelines call for minimum adjusted total capital of 8% of risk-adjusted assets. As of June 30, 2003, the Bank’s total risk-based capital ratio was 14.94%. This compares with 14.90% at December 31, 2002 and 14.77% at June 30, 2002.

In addition to the risk-based capital requirements described above, the Bank is subject to a leverage capital requirement, which calls for a minimum ratio of leverage capital, as defined in the regulations, to quarterly average total assets of 3-5%. As of June 30, 2003, the Bank’s leverage capital ratio was 8.27%. This compares with 7.85% at December 31, 2002 and 8.79% at June 30, 2002.

Neither the Company nor the Bank is aware of any recommendations of regulatory authorities or otherwise which, if they were to be implemented, would have a material effect on its capital resources, or operations.

On February 17, 2003 the Company effected a five-for-four stock split of the Company’s common stock, increasing the number of shares of common stock from 1,312,452 to 1,640,565. All references to the number of common shares and per share amounts in the financial statements have been restated as appropriate to reflect the split for all periods presented. Additionally, common stock and surplus have been restated at December 31, 2002 to reflect the stock split.

Other Matters

During the first quarter of 2003, the Bank filed an application with the OCC requesting permission to open a branch in Burlington, North Carolina. The application was approved during the first quarter. The Bank anticipates opening the branch during the first or second quarter of 2004.

Accounting matters

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (SFAS 150). SFAS 150 established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability when that instrument

United Financial, Inc. and Subsidiary

Management’s Discussion and Analysis of Financial Condition and Results of Operations

June 30, 2003

embodies a conditional or unconditional duty of responsibility to transfer assets or to issue equity shares. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003 and is not expected to have a material impact on the Company’s financial statements.

Item 3.

United Financial, Inc. and Subsidiary

Controls and Procedures

June 30, 2003

Within the 90-day period prior to the filing of this quarterly report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

There were no material legal proceedings pending at June 30, 2003, against the Company and the Bank other than ordinary routine litigation incidental to their respective businesses, to which the Company is a party or of which any of their property is the subject. It is to be expected that various actions and proceedings may be anticipated to be pending or threatened against, or to involve, the Company from time to time in the ordinary course of business. Some of these may from time to time involve large demands for compensatory and/or punitive damages. At the present time, management knows of no pending or threatened litigation the ultimate resolution of which would have a material adverse effect on the Company’s financial position or results of operations.

ITEM 2.	CHANGES IN SECURITIES

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Incorporated by reference to Exhibit 99.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibit 31 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(b)	Exhibit 32 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(c)	Exhibit 99 Submission Of Matters To A Vote Of Security Holders.

(d)	During the quarter ended June 30, 2003, the following Current Reports on Form 8-K were filed with the Securities Exchange Commission:

Form 8-K, dated April 29, 2003, reported on first quarter earnings for the three months ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

United Financial, Inc.

Date: August 12, 2003	/s/ William M. Griffith, Jr.
William Griffith, Jr.
President & Chief Executive Officer
(Duly Authorized Officer)

Date: August 12, 2003	/s/ William E. Swing, Jr.
William E. Swing, Jr.
Senior Vice President
Chief Financial Officer
Principal Accounting Officer