Form 10QSB
period 2003-09-30
UNITED FINANCIAL INC
filed 2003-11-14
CIK 1192931

U.S SECURITIES AND EXCHANGE COMMISSION

WASHINGTON DC

Form 10-QSB

(Mark One)

☒	Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2003

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

At November 10, 2003, the Registrant had 1,640,565 shares outstanding of its $1 par value common stock.

United Financial, Inc. and Subsidiary

Form 10-QSB

PART I.	FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

The consolidated financial statements of United Financial, Inc and Subsidiary are set forth in the following pages.

United Financial, Inc. and Subsidiary

Consolidated Balance Sheets

At September 30, 2003 and December 31, 2002

	(Unaudited)
	September 30 2003	December 31 2002
	(In thousands)

Assets
Cash and due from banks	$1,991	$2,141
Interest-bearing deposits	1,394	810
Federal funds sold	2,093	5,268
Investment securities available for sale	31,368	21,144
Restricted equity securities	1,138	903
Loans, net of allowance for loan losses of $1,502 in 2003 and $1,586 in 2002	91,004	89,206
Property and equipment, net	4,338	4,272
Real estate owned	25	—
Accrued income	477	453
Cash value life insurance	1,418	1,375
Other assets	207	275

Total assets	$135,453	$125,847

Liabilities and Stockholders’ Equity

Liabilities:
Demand deposits	$11,356	$10,033
Interest bearing	94,483	88,802

Total deposits	105,839	98,835
Securities sold under agreements to repurchase	130	93
Short-term debt	6,000	—
Long-term debt	13,000	16,000
Accrued interest payable	188	222
Other liabilities	227	352

Total liabilities	125,384	115,502

Stockholders’ equity
Preferred stock, no par value, 3,000,000 shares authorized, none issued:
Common stock, $1 par value; 10,000,000 shares authorized; 1,640,565 shares issued and outstanding at September 30, 2003 1,640,565 shares issued and outstanding at December 31, 2002	1,641	1,641
Surplus	9,478	9,478
Retained deficit	(707)	(1,328)
Accumulated other comprehensive income	(343)	554

Total stockholders’ equity	10,069	10,345

Total liabilities and stockholders’ equity	$135,453	$125,847

United Financial, Inc. and Subsidiary

Consolidated Statements of Income (Unaudited)

For the Three and Nine Months Ended September 30, 2003 and 2002

	Three month period Ended September 30,		Nine month period Ended September 30,
	2003	2002	2003	2002
	(In thousands, except per share data)

Interest income
Loans and fees on loans	$1,474	$1,626	$4,334	$4,804
Investment securities, taxable	259	251	787	547
Federal funds sold	4	10	19	19
Deposits with banks	7	7	23	14

Total interest income	1,744	1,894	5,163	5,384

Interest expense
Deposits	615	721	1,940	2,075
Other borrowings	151	124	441	293

Total interest expense	766	845	2,381	2,368

Net interest income	978	1,049	2,782	3,016

Provision for loan losses	35	150	145	590

Net interest income after provision for loan losses	943	899	2,637	2,426

Noninterest income
Service charges on deposit accounts	76	73	199	178
Other service charges and fees	7	3	13	11
Net realized gains on sale of securities	—	—	215	13
Other operating income	148	37	396	222

Total noninterest income	231	113	823	424

Noninterest expense
Salaries and employee benefits	515	384	1,468	1,168
Occupancy expense	58	51	167	145
Equipment	59	54	172	156
Data processing	89	41	194	115
Foreclosed assets, net	1	1	9	11
Other operating expense	290	284	829	787

Total noninterest expense	1,012	815	2,839	2,382

Net income	$162	$197	$621	$468

Basic earnings per share	$.10	$.12	$.38	$.31

Diluted earnings per share	$.10	$.12	$.37	$.31

Weighted average shares outstanding
Basic	1,641	1,641	1,641	1,514
Diluted	1,674	1,643	1,658	1,516

United Financial, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

For the Nine Months Ended September 30, 2002 and 2003

(In thousands)

	Common Stock		Surplus	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income	Total
	Shares	Amount
Balance, December 31, 2001	962	$962	$7,459	$(2,028)	$96	$6,489

Comprehensive income
Net income	—	—	—	468	—	468
Net change in unrealized appreciation on investment securities available for sale	—	—	—	—	443	443

Reclassified securities gains
Realized					(13)	(13)

Total comprehensive income						898

Stock compensation	3	3	22	—	—	25
Stock offering	347	347	2,325	—	—	2,672

Balance, September 30, 2002	1,312	$1,312	$9,806	$(1,560)	$526	$10,084

	Common Stock		Surplus	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income	Total
	Shares	Amount
Balance, December 31, 2002	1,641	$1,641	$9,478	$(1,328)	$554	$10,345

Comprehensive income
Net income	—	—	—	621	—	621
Net change in unrealized (depreciation) on investment securities available for sale	—	—	—	—	(682)	(682)

Reclassified securities gains
Realized					(215)	(215)

Total comprehensive income						(276)

Stock compensation	—	—	—	—	—	—

Balance, September 30, 2003	1,641	$1,641	$9,478	$(707)	$(343)	$10,069

United Financial, Inc. and Subsidiary

Consolidated Statements of Cash Flows (Unaudited)

For the Nine Months Ended September 30, 2003 and 2002

	Nine Month Period Ended September 30,
	2003	2002
	(In thousands)

Cash flows from operating activities
Net income	$621	$468
Adjustments to reconcile net loss to net cash provided (used) by operations:
Depreciation and amortization	202	188
Provision for loan losses	145	590
Increase in cash surrender value of bank owned life insurance	(43)	—
Accretion of discount on securities, net of amortization of premiums	153	2
Net realized (gains) on securities	(215)	(13)
Changes in assets and liabilities:
Accrued income	(24)	(4)
Other assets	68	(50)
Accrued interest payable	(34)	45
Other liabilities	(125)	1,221

Net cash provided by operating activities	748	2,447

Cash flows from investing activities
(Increase) in interest-bearing deposits	(584)	(65)
Net decrease (increase) in federal funds sold	3,175	(1,814)
Purchases of investment securities	(31,370)	(13,870)
Sales of investment securities	11,876	1,225
Maturities / calls of investment securities	8,200	1,419
Investment in bank owned life insurance	—	(1,355)
Net (increase) in loans	(1,943)	(7,136)
Purchases and disposals of property and equipment, net	(268)	(91)
(Increase) in real estate owned	(25)	(99)

Net cash (used) in investing activities	(10,939)	(21,786)

Cash flows from financing activities
Net increase in non-interest bearings deposits	1,323	134
Net increase in interest bearing deposits	5,681	10,031
Net increase (decrease) in securities sold under agreements to repurchase	37	(77)
Net proceeds from debt	3,000	8,250
Net proceeds from issuance of common stock	—	2,697

Net cash (used) provided by financing activities	10,041	21,035

Net (decrease) increase in cash and cash equivalents	(150)	1,696

Cash and cash equivalents, beginning	2,141	1,924

Cash and cash equivalents, ending	$1,991	$3,620

Supplemental disclosures of cash flow information
Interest paid	$2,146	$2,323

Income taxes paid	$4	$—

United Financial, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2003

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

Note 2. Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Certain amounts reported in the period ended September 30, 2002 have been reclassified to conform with the presentation for September 30, 2003. These reclassifications had no effect on net income or stockholders’ equity for the periods presented, nor did they materially impact trends in financial information. In the opinion of management, all adjustments (none of which were other than normal recurring accruals) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included.

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

The Company’s significant accounting policies are presented in Note 1 to the Consolidated Financial Statements contained in the Company’s 2002 Annual Report on Form10-KSB. The Securities and Exchange Commission (“SEC”) recently issued disclosure guidance for “critical

United Financial, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2003

accounting policies”. The SEC defines “critical accounting policies” as those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in future periods. Not all of the significant accounting policies presented in Note 1 to the Consolidated Financial Statements contained in the Company’s 2002 Annual Report on Form 10-KSB require management to make difficult, subjective or complex judgments or estimates. Our policies with respect to the methodology for determination of the allowance for loan losses and asset impairment judgments involve a high degree of complexity.

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

September 30, 2003

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

	Three month period Ended September 30,		Nine month period Ended September 30,
	2003	2002	2003	2002

	(In thousands, except per share data)

Net income, as reported	162	197	621	468

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards granted since July 1, 1995	17	16	50	47

Pro forma net income	145	181	571	421

Earnings per share
Basic-as reported	$.10	$.12	$.38	$.31

Basic-pro forma	$.09	$.11	$.35	$.28

Diluted-as reported	$.10	$.12	$.37	$.31

Diluted-pro forma	$.09	$.11	$.34	$.28

Item 2.

United Financial, Inc. and Subsidiary

Management’s Discussion and Analysis of Financial Condition and Results of Operations

September 30, 2003

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

From time to time, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements provided that the Company notes that a variety of factors could cause the Company’s actual results to differ materially from the anticipated results expressed in the Company’s forward-looking statements. The risks and uncertainties that may affect the operations, performance, and

Item 2.

United Financial, Inc. and Subsidiary

Management’s Discussion and Analysis of Financial Condition and Results of Operations

September 30, 2003

results of the Company’s business include, but are not limited to, changes in economic conditions, changes in interest rates, and changes in laws and regulations. Accordingly, past results and trends should not be used by investors to anticipate future results or trends. Statements included in this report should be read in conjunction with the Company’s Annual Report on Form 10-KSB and are incorporated into this discussion by reference.

Comparison of Financial Condition

The Company has experienced moderate growth during the nine months ended September 30, 2003, with assets increasing from $126 million to $135 million. Earning assets totaled $126 million at September 30, 2003, compared with $116 million at December 31, 2002.

Net loans have increased by approximately $2 million, or 2% during the period. At September 30, 2003, approximately 76% of loans are secured by real estate, compared with 71% at December 31, 2002. Investments have increased $10 million, or 47% during the period.

At September 30, 2003, federal funds sold totaled $2 million as compared with $5 million at December 31, 2002. The decline in fed funds sold is due to the Company’s efforts to allocate funds to higher yielding investment vehicles. Management intends to maintain sufficient funds in overnight investments to provide for anticipated liquidity needs and convert other funds to loans and other higher yielding asset types.

Total deposits have increased $7 million, or 7% since December 31, 2002. At September 30, 2003, certificates of deposit comprised 74% of total deposits, while savings and money market investment accounts accounted for 16%, and non-interest bearing demand deposit accounts made up 10% of total deposits. These ratios are consistent with the composition of deposit totals at December 31, 2002.

The Company has used brokered deposits in order to fund loans as well as execute leveraged investment transactions. At September 30, 2003, the Company had issued approximately $23.8 million in brokered deposits, compared with $14 million at December 31, 2002. Approximately $10 million have been used for general liquidity, while approximately $14 million have been invested in the investment portfolio. At September 30, 2003, scheduled brokered deposit maturities were $9 million, $10.4 million, and $4.4 million in 12 months, 12-36 months, and greater than 36 months, respectively. Overall, these deposits have a weighted average maturity of 23 months and a weighted average rate of 2.9%

Item 2.

United Financial Inc. and Subsidiary

Management’s Discussion and Analysis of Financial Condition and Results of Operations

September 30, 2003

Short term debt consists of $3 million in fixed rate advances from the FHLBA and $3 million in daily rate credits from the FHLBA. Long term debt consists of $2.5 million of subordinated debt and $10.5 million of FHLBA advances. However, $7 million of the advances are callable prior to maturity. At September 30, 2003, $4 million in advances classified as long term debt are callable within the next twelve months.

Shareholders’ equity decreased approximately $276,000 during the period. The $621,000 increase in retained earnings was offset by an $897,000 decline in the unrealized gains on investments.

Results of Operations

Three months ended September 30, 2003 and September 30, 2002

General. The Company recorded a profit of $162,000 for the three months ended September 30, 2003, compared with $197,000 for the three months ended September 30, 2002. Earnings per share (both diluted and basic) were $.10 for the three months ended September 30, 2003 compared with $.12 per share in 2002.

Overall, the Company’s earnings from core banking services has declined over the past several quarters. This is attributed to the lack of meaningful loan growth and has been compounded by tighter interest margins. Management expects that future earnings will continue to be soft until the resumption of meaningful loan growth.

Net interest income. Like most financial institutions, the primary component of earnings for the Company is net interest income. Net interest income is the difference between interest income, principally from the loan and investment securities portfolios, and interest expense, principally on customer deposits and borrowings. Changes in net interest income result from changes in volume and spread. For this purpose, volume refers to the average dollar level of interest-earning assets and interest-bearing liabilities. Spread refers to the difference between the average yield on interest-earning assets and the average cost of funds. During the quarter, the Company generated approximately $978,000 of net interest income, compared with approximately $1 million during the third quarter of 2002. The decrease in net interest income is due primarily to reduced yields on earning assets, as average earning assets increased approximately $12 million compared with the quarter ended September 30, 2002. However, the Company’s net interest margins (net interest income divided by average earning assets net of the allowance for loan loss) declined 60 basis points, from 3.73% at September 30, 2002 to 3.13% at September 30, 2003.

Item 2.

United Financial Inc. and Subsidiary

Management’s Discussion and Analysis of Financial Condition and Results of Operations

September 30, 2003

During the third quarter of 2003, the Company recognized approximately $60,000 in interest income from nonperforming loans which paid off during the period.

Interest rate risk is the effect that changes in interest rates would have on interest income and interest expense as interest-sensitive assets and interest-sensitive liabilities either reprice or mature. Management attempts to maintain the portfolios of earning assets and interest-bearing liabilities with maturities or repricing opportunities at levels that will afford protection from erosion of net interest margin, to the extent practical, from changes in interest rates. Matching sensitive positions alone does not ensure the Company has no interest rate risk. The repricing characteristics of assets are different from the repricing characteristics of funding sources. Thus, net interest income can be impacted by changes in interest rates even if the repricing opportunities of assets and liabilities are perfectly matched. As of September 30, 2003, the Company has a slightly negative interest rate gap of approximately 78.39% of total earning assets in the one-year time frame. This means the Company’s earnings would theoretically be negatively affected by periods of rising interest rates because during such periods the interest paid on deposits and borrowings will generally increase faster than interest income earned on loans and investments.

Non-interest income. Non-interest income consists of revenues generated from a variety of financial products and services, as well as gains from the sale of loans and investments. The majority of non-interest income results from service charges on deposit accounts consisting of account fees, insufficient check charges, and sales of checks. Non-interest income is also derived from non-depository products and services. For the three months ended September 30, 2003, non-interest income was approximately $231,000, an increase of $118,000, or 104% compared with $113,000 generated during the three months ended September 30, 2002.

Service charges and deposit account fees increased by approximately $3,000 due primarily to increased volume.

Other operating income increased $111,000 for the three months ended September 30, 2003. Other operating income consists of brokered loan fees, commission from the sale of annuities and mutual funds, gains on the sale of SBA loan guarantees, the increase in cash surrender value on bank owned life insurance, and other miscellaneous income. Fees from the sale of brokered loans increased from $25,000 in 2002 to $126,000 in 2003, a gain of $101,000, or 404%. The increase is due to continued refinancing activity which continued during the early part of the third quarter of 2003. Commissions from the sale of mutual funds and annuities was approximately $9,000 for the third quarter of both

Item 2.

United Financial Inc. and Subsidiary

Management’s Discussion and Analysis of Financial Condition and Results of Operations

September 30, 2003

2003 and 2002. The increase in the cash surrender value of life insurance was $13,000 during the quarter. As the policies were not purchased until the fourth quarter of 2002, there was no corresponding activity during the third quarter of 2002.

Non-interest expense. Total non-interest expense increased from approximately $815,000 in the third quarter of 2002 to $1 million during the third quarter of 2003, an increase of $185,000 or 23%. Salaries and benefits increased $131,000, or 34% due primarily to increased staffing levels and a corresponding increase in benefits, as well as an increase in incentives paid on the origination of mortgage loans. Occupancy expense increased from $51,000 to $58,000, an increase of $7,000 or 14%. The increase is due to increased depreciation as well as expenses incurred in the renovation of previously acquired property which will house accounting and operations personnel. Data processing expenses increased from $41,000 in 2002 to $89,000 in 2003, an increase of $48,000, or 117%. The increase is due primarily to expenses relating to a system conversion which is scheduled to take place in the fourth quarter of 2003. The Company anticipates current year expenses of approximately $100,000 to complete the conversion, and incurred $48,000 in conversion expenses during the third quarter of 2003. Current year expenses are higher than previous estimates due to greater than anticipated consulting and training expenses. Equipment expense increased $5,000, or 9% during 2003 due primarily to increased depreciation. Expenses related to foreclosed assets were approximately $1,000 during the third quarter of both 2003 and 2002. Other expenses increased approximately $6,000, or 2%. Major components of other expenses are advertising, professional fees, communication costs, and supplies. Other expenses increased due to higher audit and accounting fees, directors’ fees, increased loan fees, and shareholder expenses.

Nine months ended September 30, 2003 and September 30, 2002

General. The Company recorded a profit of $621,000 for the nine months ended September 30, 2003, compared with $468,000 in 2002. Basic earnings per share was $.38 for the nine months ended September 30, 2003, compared with $.31 in 2002. For the nine months ended September 30, 2003, diluted earnings per share increased from $.31 in 2002 to $.37 in 2003.

Net interest income: For the nine months ended September 30, 2003, net interest income has decreased from approximately $3 million to $2.8 million, a decrease of $200,000 or 7%. Consistent with the quarterly results, the decrease in net interest income is due primarily to reduced yields on earning assets, as average earning assets increased approximately $17 million compared with the nine months ended September 30, 2002. However, the Company’s net interest margins (net interest income divided by average

Item 2.

United Financial Inc. and Subsidiary

Management’s Discussion and Analysis of Financial Condition and Results of Operations

September 30, 2003

earning assets net of the allowance for loan loss) declined 90 basis points, from 3.92% at September 30, 2002 to 3.08% at September 30, 2003.

Non-interest income: For the nine months ended September 30, 2003, non-interest income was approximately $823,000, an increase of $399,000, or 94% compared with $424,000 generated during the nine months ended September 30, 2002. However, non-interest income for the nine months ended September 30, 2003 includes $215,000 of realized gains on the sale of available for sale securities, compared with $13,000 in 2002.

For the nine months ended September 30, 2003, service charges and deposit account fees increased by approximately $21,000 due primarily to increased volume.

For the nine months ended September 30, other operating income increased $174,000, from $222,000 in 2002 to $396,000 in 2003. Fees from the sale of brokered loans increased from $127,000 in 2002 to $323,000 in 2003, a gain of $196,000, or 154%. The increase is due to continued refinancing activity which continued during 2003. Commissions from the sale of mutual funds and annuities declined $21,000, or 43% from $49,000 in 2002 to $28,000 during 2003. The principal reason for the decline in income from brokerage operations can be attributed to the downward trends in the securities markets. The Company recorded $44,000 in gains from the sale of SBA loan guarantees during 2002. However, there were no transactions during 2003. The increase in the cash surrender value of life insurance was $43,000 during the period.

Non-interest expense. Total non-interest expense increased from approximately $2.4 million in the first nine months of 2002 to $2.8 million during 2003, an increase of $400,000 or 17%. Salaries and benefits increased $300,000, or 26% due primarily to increased staffing levels and a corresponding increase in benefits, as well as an increase in incentives paid on the origination of mortgage loans. Occupancy expense increased from $145,000 to $167,000, an increase of $22,000 or 15%. The increase is due to increased property taxes as well as expenses incurred in the renovation of previously acquired property which will house accounting and operations personnel. Data processing expenses increased from $115,000 in 2002 to $194,000 in 2003, an increase of $79,000, or 69%. The increase is due primarily to expenses relating to the system conversion. The Company has incurred approximately $72,000 in current year expenses. Overall growth in the Company’s customer base accounts also contributed to the higher data processing expenses. Equipment expense increased $16,000, or 10% during 2003 due primarily to increased depreciation. Expenses related to foreclosed assets decreased slightly during 2003, from $11,000 in 2002 to $9,000 this year. The primary factor behind the decrease was the recovery of expenses during the first quarter which had been charged to current earnings in 2002. Other expenses increased approximately $42,000, or

Item 2.

United Financial Inc. and Subsidiary

Management’s Discussion and Analysis of Financial Condition and Results of Operations

September 30, 2003

5%. Major components of other expenses are advertising, professional fees, communication costs, and supplies. Other expenses increased due to higher audit and accounting fees, directors’ fees, increased loan fees, and shareholder expenses.

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

The Company has experienced net charge-offs (amount of loans charged off net of recoveries of previously charged off loans) of approximately $49,000 and $229,000 during the three and nine months, respectively ended September 30, 2003. This compares with approximately $54,000 and $117,000 for the three and nine months, ended September 30, 2002, respectively.

Based on management’s evaluation of the loan portfolio and economic conditions, a provision for loan losses of approximately $35,000 and $145,000 was added to the allowance for loan losses during the three and nine months ended September 30, 2003, compared with $150,000 and $590,000 in 2002. The allowance stood at approximately $1.5 million at September 30, 2003, compared with $1.6 million at December 31, 2002, and $1.7 million at September 30, 2002.

The allowance for loan losses was 1.62%, 1.75% and 1.81% of total loans as of September 30, 2003, December 31, 2002 and September 30, 2002, respectively. The declining ratio is due to the decrease in loan growth which the Company experienced during late 2002 and for much of 2003 as well as the increase in net charge offs which the Company experienced during this time. However, management believes the reserve

Item 2.

United Financial Inc. and Subsidiary

Management’s Discussion and Analysis of Financial Condition and Results of Operations

September 30, 2003

levels are adequate to cover possible loan losses on the loans outstanding as of each reporting date. It must be emphasized, however, that the determination of the reserve using the Company’s procedures and methods rests upon various judgments and assumptions about future economic conditions and other factors affecting loans. No assurance can be given that the Company will not in any particular period sustain loan losses that are sizable in relation to the amounts reserved or that subsequent evaluations of the loan portfolio, in light of conditions and factors then prevailing, will not require significant changes in the allowance for possible loan losses or future charges to earnings. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowances for possible loan losses. Such agencies may require the Company to recognize additions to the allowances based on their judgments about information available at the time of such examinations.

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

Nonperforming assets are defined as nonaccrual loans, restructured loans, and foreclosed, repossessed and idled properties. At September 30, 2003, nonperforming assets totaled $1.6 million, compared with $1.7 million at December 31, 2002 and $1.3 million at September 30, 2002. These amounts represent 1.73%, 1.87%, and 1.43% of gross loans at September 30, 2003, December 31, 2002, and September 30, 2002, respectively. At September 30, 2003, nonperforming assets consisted of nonaccrual loans of $1.1 million, restructured loans of $430,000, $25,000 in real estate owned, and $10,000 in repossessed vehicles.

Item 2.

United Financial Inc. and Subsidiary

Management’s Discussion and Analysis of Financial Condition and Results of Operations

September 30, 2003

Subsequent to the third quarter, the Company initiated foreclosure proceeding on two loans which were classified as nonaccrual at September 30, 2003. The loans total $123,000. However, management believes the reserve levels are adequate to cover possible loan losses on the loans outstanding as of each reporting date.

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

Management has opted to build a core investment portfolio primarily around amortizing securities due to higher yields as well as the cash flow that is generated and available for liquidity purposes. Investments in mortgage-backed securities involve a risk that, because of changes in the interest rate environment, actual prepayment speeds may differ substantially from the estimated speeds used at the time of the purchase. This may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments, thereby reducing or increasing the net yield on such securities. In addition, the weighted average life of the investment may change depending on the overall direction of interest rates. Higher interest rates will cause the average life of a mortgage-backed security to extend as corresponding prepayments slow. There is also reinvestment risk associated with the cash flows from such securities. In addition, the market value of such securities may be adversely affected by changes in interest rates. Higher interest rates will generally reduce the market value of fixed rate securities.

The Company has investment securities with an amortized cost of $31.7 million at September 30, 2003. All investments are accounted for as available for sale under Financial Accounting Standards Board (FASB) No. 115 and are presented at their fair market value of $31.4 million. The Company’s investment in debt securities at September 30, 2003, consists of $25.6 million in mortgage-backed securities, $3.8 million in collateralized mortgage obligations, and $2 million U.S. Government sponsored agency securities.

The Company also owns $828,000 of Federal Home Loan Bank stock at September 30, 2003, compared with $675,000 at December 31, 2002.

Item 2.

United Financial Inc. and Subsidiary

Management’s Discussion and Analysis of Financial Condition and Results of Operations

September 30, 2003

The Bank is a limited partner in a North Carolina limited liability partnership established to provide mezzanine financing for eligible companies located in the Southeastern United States. The mezzanine fund operates as a Small Business Investment Company (“SBIC”). The Bank has committed to invest $500,000 in the fund, which will have an original term of 10 years, with two one-year extensions. The Bank’s pro rata interest in the entire fund is 2.4%. Through September 30, 2003, the Bank had received capital calls of $100,000, which is included in other assets.

Liquidity

The Company’s liquidity is determined by its ability to convert assets to cash or acquire alternative sources of funds to meet the needs of its customers who are withdrawing or borrowing funds, and to maintain required reserve levels, pay expenses and operate the Company on an ongoing basis. The Company’s primary liquidity sources are net income from operations, cash and due from banks, federal funds sold and other short-term investments, and borrowings from the FHLBA. In addition, the Company has the ability, on a short-term basis, to purchase federal funds from other financial institutions. Finally, the Company has used the Internet as a source for attracting deposits from businesses, retirement plans, and other financial institutions. At September 30, 2003, these deposits totaled $1 million, or 1% of total deposits. In accordance with regulatory guidance, the Company has controls in place to monitor brokered and rate sensitive deposits. The Company has found rates paid on these deposits to be similar to rates paid to its retail customers. Since the Company is “well capitalized” for regulatory purposes, there are no restrictions on brokered deposit activity. At September 30, 2003, the Company’s loan to deposit ratio was 85.98%. This compares with a ratio of 90.26% at December 31, 2002 and 93.18% at September 30, 2002. Management believes that the Company has sufficient liquidity to meet all funding needs for the foreseeable future and expects long-term liquidity needs to be met through growth of its deposits.

The Company’s liquidity ratio, defined as liquid assets (excluding restricted equity securities) divided by total deposits due on demand or within one year, plus short-term liabilities (due within one year) and advances used to fund investments, was approximately 38.54% at September 30, 2003 compared with 34.47% at December 31, 2002 and 33.52% at September 30, 2002.

Other Borrowings

During the third quarter of 2003, the Bank entered into a secured borrowing agreement with the FHLBA for $3.0 million. The rate adjusts daily and is based on the

Item 2.

United Financial Inc. and Subsidiary

Management’s Discussion and Analysis of Financial Condition and Results of Operations

September 30, 2003

FHLBA’s overnight investment rate plus 30 basis points. The advance had a stated maturity of August 19, 2004 and can be prepaid at the Bank’s option without penalty. Approximately $2.5 was invested in the investment portfolio. The balance of the advance was used for general liquidity.

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

During the third quarter of 2002, the Company entered into a secured borrowing with the FHLBA for $2.5 million. The advance is a fixed rate of 4.33% and matures in July 2007. Proceeds were invested in the investment portfolio

In the first quarter of 2002, the Company entered into a secured borrowing agreement with the FHLBA for $500,000. The advance is a fixed rate of 3.61% and matures in February 2004.

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

September 30, 2003

FHLBA for $1 million. The rate of interest is fixed at 4.44%, and the borrowing has a maturity of January 18, 2011. However, the borrowing is callable by the FHLBA on January 18, 2002 and quarterly thereafter, at which point the Company may elect to convert the advance to a LIBOR-based floating advance at 3-month LIBOR rate of interest. Proceeds were used to facilitate loan growth.

In March 2002, the Bank issued subordinated debt in the principal amount of $2.5 million to a commercial bank. The debenture matures on April 1, 2008 and floats at Wall Street Journal Prime less 100 basis points. The purpose of the transaction was to provide additional Tier 2 capital for the Company. Under the Federal Reserve’s risk based capital guidelines, banks may include in Tier 2 capital long-term subordinated debt that meets certain conditions. The $2.5 million was intended to be treated as capital rather than debt of the Company for the purposes of capital adequacy guidelines. At September 30, 2003, $2 millions qualifies for Tier 2 capital treatment. The debt is subordinated to the interests of general creditors, is unsecured, and does not contain provisions that permit the holder to require payment of principal prior to maturity except in the case of the Company’s bankruptcy or receivership. In the event of insolvency, this subordinated debt would be paid after general creditors but before any distribution to shareholders.

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

September 30, 2003

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

At September 30, 2003, the Company had commitments to extend credit of $10.9 million. Commitments to fund standby letters of credit totaled $269,000. This compares with commitments to extend credit and fund standby letters of credit of $11 million and $69,000, respectively, at December 31, 2002.

Capital

The Company and Bank are required by their own policies and by applicable federal regulations to maintain certain capital levels. Because the Company was formed in September 2002 and has no significant assets other than the investment in the Bank, there is no material difference between Consolidated and Bank only ratios. In an effort to achieve a measurement of capital adequacy that is sensitive to the individual risk profiles of financial institutions, the various financial institution regulators have minimum capital guidelines that categorize various components of capital and types of assets and measure capital adequacy in relation to the financial institution’s relative level of those capital components and the level of risk associated with various types of assets of that financial institution. The guidelines call for minimum adjusted total capital of 8% of risk-adjusted assets. As of September 30, 2003, the Bank’s total risk-based capital ratio was 14.60%. This compares with 14.90% at December 31, 2002 and 14.63% at September 30, 2002.

In addition to the risk-based capital requirements described above, the Bank is subject to a leverage capital requirement, which calls for a minimum ratio of leverage capital, as defined in the regulations, to quarterly average total assets of 3-5%. As of September 30, 2003, the Bank’s leverage capital ratio was 8.09%. This compares with 7.85% at December 31, 2002 and 8.15% at September 30, 2002.

Neither the Company nor the Bank is aware of any recommendations of regulatory authorities or otherwise which, if they were to be implemented, would have a material effect on its capital resources, or operations.

Item 2.

United Financial Inc. and Subsidiary

Management’s Discussion and Analysis of Financial Condition and Results of Operations

September 30, 2003

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

Accounting matters

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (SFAS 150). SFAS 150 established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability when that instrument embodies a conditional or unconditional duty of responsibility to transfer assets or to issue equity shares. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after September 15, 2003 and is not expected to have a material impact on the Company’s financial statements.

Item 3.

United Financial Inc. and Subsidiary

Control and Procedures

September 30, 2003

Based on their evaluation, as of the end of the period covered by the report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-14c and 15d-14c under the Securities Exchange Act of 1934, as amended) are effective. There have not been any changes in the company’s internal control over financial reporting that occurred during the company’s last quarter that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

There were no material legal proceedings pending at September 30, 2003, against the Company and the Bank other than ordinary routine litigation incidental to their respective businesses, to which the Company is a party or of which any of their property is the subject. It is to be expected that various actions and proceedings may be anticipated to be pending or threatened against, or to involve, the Company from time to time in the ordinary course of business. Some of these may from time to time involve large demands for compensatory and/or punitive damages. At the present time, management knows of no pending or threatened litigation the ultimate resolution of which would have a material adverse effect on the Company’s financial position or results of operations.

ITEM 2.	CHANGES IN SECURITIES

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibit 10.1 Supplemental Executive Retirement Plan for William M. Griffith, Jr.

Exhibit 10.2 Supplemental Executive Retirement Plan for Peter A. Burgess

Exhibit 10.3 Supplemental Executive Retirement Plan for William E. Swing, Jr.

(b)	Exhibit 10.4 Rabbi Trust for Directors Deferred Compensation Plan.

(c)	Exhibit 10.5 Director and Officer Deferral Plan

(d)	Exhibit 31.1 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(e)	Exhibit 32.1 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(f)	During the quarter ended September 30, 2003, the following Current Reports on Form 8-K were filed with the Securities Exchange Commission:

Form 8-K, dated July 30, 2003, reported on second quarter earnings for the three and six months ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

United Financial, Inc.

Date: November 14, 2003	/s/ William M. Griffith, Jr.

William Griffith, Jr. President & Chief Executive Officer (Duly Authorized Officer)

Date: November 14, 2003	/s/ William E. Swing, Jr.

William E. Swing, Jr. Senior Vice President Chief Financial Officer Principal Accounting Officer