Form 10KSB
period 2003-12-31
UNITED FINANCIAL INC
filed 2004-03-30
CIK 1192931

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR FISCAL YEAR ENDED DECEMBER 31, 2003

Commission File No. 000-50018

UNITED FINANCIAL, INC.

(Exact Name of Registrant as specified in its charter)

NORTH CAROLINA

(State of Incorporation)

55-0796470

(I.R.S. Employer Identification No.)

1128 South Main Street

Graham, North Carolina 27253

(Address of Principal Office)

(336) 226-1223

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(g) of the Act:

COMMON STOCK, $1.00 PAR VALUE

Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.     ☒

The Registrant’s revenues for the year ended December 31, 2003 were $7,928,595.

The aggregate market value of the voting stock held by non-affiliates of the Registrant at February 26, 2004 was approximately $10,930,000.

The number of shares of the Registrant’s Common Stock outstanding on February 26, 2004 was 1,640,565.

Documents Incorporated by Reference:

1.	Portions of Annual Report to Shareholders for the Fiscal Year Ended December 31, 2003 (Part II).

2.	Portions of Proxy Statement for the 2004 Annual Meeting of Shareholders (Part III)

Transitional Small Business Format    Yes  ☐     No  ☒

FORM 10-KSB CROSS-REFERENCE INDEX

PART I

ITEM 1 – DESCRIPTION OF BUSINESS

(a)-(b)

General

United Financial, Inc. (the “Registrant”) was incorporated under the laws of the State of North Carolina on June 20, 2002, at the direction of the Board of Directors of Alamance National Bank (the “Bank”), for the purpose of serving as the bank holding company for the Bank and became the holding company for the Bank on September 30, 2002. To become the Bank’s holding company, Registrant received approval of the Federal Reserve Board, the Office of the Comptroller of the Currency (the “OCC”), as well as the Bank’s shareholders. Upon receiving such approval, each share of $5.00 par value common stock of the Bank was exchanged on a one-for-one basis for one share of $1.00 par value common stock of the Registrant.

The Registrant operates for the primary purpose of serving as the holding company for the Bank. The Registrant’s headquarters are located at 1128 South Main Street, Graham, North Carolina 27253.

The Bank became a body corporate on February 11, 1998, the date of filing of its Articles of Association and Organization Certificate with the OCC and opened for business on September 14, 1998, at 1128 South Main Street, Graham, North Carolina, as a nationally-chartered commercial bank. In March of 2000, the Bank formed Premier Investment Services, Inc. (“Premier”) as a wholly-owned subsidiary in order to offer insurance and investment products. In September of 2000, the Bank opened a banking office in Hillsborough, North Carolina under the name Hillsborough National Bank. In February of 2003, the Bank received regulatory approval to open a full service branch in Burlington, NC. The Bank anticipates a branch opening in the third quarter of 2004. While the branch is under construction the Bank has leased office space which is housing a mortgage loan office until the new branch is completed. The Bank operates for the primary purpose of serving the banking needs of individuals, and small to medium-sized businesses in its market area. The Bank offers a range of banking services including checking and savings accounts, commercial, consumer and personal loans, safe deposit boxes, an automated teller machine, and other associated services.

Primary Market Area

The Bank’s market area consists of Alamance and Orange Counties, North Carolina. Graham and Hillsborough are the county seats of Alamance and Orange Counties respectively. The total populations of Alamance and Orange Counties are approximately 122,000 and 108,000 persons and both are served by Interstate 40/85. The area is also served by national and regional airlines through facilities in Greensboro and Raleigh, North Carolina.

Competition

Commercial banking in North Carolina is extremely competitive with state laws which permit statewide branching. In its market area, the Bank competes directly for deposits with other commercial banks, savings and loan associations, agencies issuing U. S. Government securities and all other organizations and institutions engaged in money market transactions. In its lending activities, the Bank competes with all other financial institutions as well as consumer finance companies, mortgage companies and other lenders that do business in its market area. In Alamance County, there are 41 offices of 11 different commercial banks (including the largest banks in North Carolina) and 1 office of 1 savings institution, as well as offices of various other entities engaged in the extension of credit. In Orange County, there are 30 offices of 6 different commercial banks (including the largest banks in North Carolina) as well as offices of various other entities engaged in the extension of credit.

Employees

At December 31, 2003, the Registrant employed 39 full-time and 2 part-time employees. None of the Registrant’s employees are covered by a collective bargaining agreement. The Registrant believes its relations with its employees to be good.

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

Federal Regulator. The Bank is subject to comprehensive regulation and supervision by the OCC and to other laws and regulations generally applicable to banks, including various state and federal laws and regulations that may restrict or otherwise apply to its lending, deposit-taking and other business activities. Such laws include, but are not limited to, North Carolina usury laws, the Truth-in-Lending Act governing the disclosure of credit terms to borrowers, the Community Reinvestment Act governing the Bank’s efforts to meet the credit needs of its community, the Equal Credit Opportunity Act governing the making of consumer credit reports, the Fair Housing Act prohibiting lender discrimination on the basis of certain characteristics of the credit applicant, the Fair Credit Reporting Act governing the making of consumer credit reports, the Fair Debt Collection Act governing the way in which consumer debts may be collected by certain creditors, the Home Mortgage Disclosure Act requiring financial institutions to provide specific statistical data regarding their mortgage lending, and the Electronic Funds Transfer Act which governs automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services. The Bank is examined periodically by and submits regular periodic reports (regarding its financial condition and other matters) to the OCC. The OCC has a broad range of powers to enforce regulations under its jurisdiction and to take discretionary actions to protect the safety and soundness of banks, including the institution of cease and desist orders and the removal of directors and officers.

The approval of the OCC, and in some cases, the Federal Deposit Insurance Corporation (the “FDIC”), is required before a national bank can merge or consolidate with or purchase substantially all the assets of another financial institution or before a national bank or its assets can be acquired by another institution. The approval of the OCC is required before a bank can establish a branch office, or, with certain exceptions, before a bank can establish or acquire a subsidiary corporation. Any insured bank which is not operated in accordance with or does not conform to the OCC’s regulations, policies and directives may be sanctioned. Proceedings may be instituted against an insured bank or any director, officer or employee of such bank that engages in unsafe and unsound practices, including the violation of applicable laws and regulations. In addition, the FDIC has the authority to terminate insurance of accounts pursuant to procedures established for that purpose.

Deposit Insurance. As a member institution of the FDIC, the Bank’s deposits are insured up to a maximum of $100,000 per depositor through the Bank Insurance Fund, administered by the FDIC, and each member institution is required to pay semi-annual deposit insurance premium assessments to the FDIC. The Bank Insurance Fund assessment rates have a range of 0 cents to 27 cents for every $100 in assessable deposits. Banks with no premium are subject to an annual statutory minimum assessment.

Capital Requirements. The federal banking regulators have adopted certain risk-based capital guidelines to assist in the assessment of the capital adequacy of a banking organization’s operations for both transactions reported on the balance sheet as assets and transactions, such as letters of credit, and recourse arrangements, which are recorded as off balance sheet items. Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off balance sheet items are multiplied by one of several risk adjustment percentages which range from 0% for assets with low credit risk, such as certain U.S. Treasury securities, to 100% for assets with relatively high credit risk, such as business loans.

A banking organization’s risk-based capital ratios are obtained by dividing its qualifying capital by its total risk adjusted assets. The regulators measure risk-adjusted assets, which include off balance sheet items, against both total qualifying capital (the sum of Tier 1 capital and limited amounts of Tier 2 capital) and Tier 1 capital. “Tier 1,” or core capital, includes common equity, qualifying noncumulative perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, less goodwill and other intangibles, subject to certain exceptions. “Tier 2,” or supplementary capital, includes among other things, limited-life preferred stock, hybrid capital instruments, mandatory convertible securities, qualifying subordinated debt, and the allowance for loan and lease losses, subject to certain limitations and less required deductions. The inclusion of elements of Tier 2 capital is subject to certain other requirements and limitations of the federal banking agencies. Banks and bank holding companies subject to the risk-based capital guidelines are required to maintain a ratio of Tier 1 capital to risk-weighted assets of at least 4% and a ratio of total capital to risk-weighted assets of at least 8%. The appropriate regulatory authority may set higher capital requirements when particular circumstances warrant. As of December 31, 2003, the Bank was classified as “well-capitalized” with Tier 1 and Total Risk-Based Capital of 11.57% and 15.00% respectively.

The federal banking agencies have adopted regulations specifying that they will include, in their evaluations of a bank’s capital adequacy, an assessment of the bank’s interest rate risk exposure. The standards for measuring the adequacy and effectiveness of a banking organization’s interest rate risk management include a measurement of board of director and senior management oversight, and a determination of whether a banking organization’s procedures for comprehensive risk management are appropriate for the circumstances of the specific banking organization.

Failure to meet applicable capital guidelines could subject a banking organization to a variety of enforcement actions, including limitations on its ability to pay dividends, the issuance by the applicable regulatory authority of a capital directive to increase capital and, in the case of depository institutions, the termination of deposit insurance by the FDIC, as well as the measures described under the “Federal Deposit Insurance Corporation Improvement Act of 1991” below, as applicable to undercapitalized institutions. In addition, future changes in regulations or practices could further reduce the amount of capital recognized for purposes of capital adequacy. Such a change could affect the ability of the Bank to grow and could restrict the amount of profits, if any, available for the payment of dividends to the shareholders.

Federal Deposit Insurance Corporation Improvement Act of 1991. In December 1991, Congress enacted the Federal Deposit Insurance Corporation Improvement Act of 1991 (the “FDIC Improvement Act”), which substantially revised the bank regulatory and funding provisions of the Federal Deposit Insurance Act and made significant revisions to several other federal banking statutes. The FDIC Improvement Act provides for, among other things:

•	publicly available annual financial condition and management reports for certain financial institutions, including audits by independent accountants,

•	the establishment of uniform accounting standards by federal banking agencies,

•	the establishment of a “prompt corrective action” system of regulatory supervision and intervention, based on capitalization levels, with greater scrutiny and restrictions placed on depository institutions with lower levels of capital,

•	additional grounds for the appointment of a conservator or receiver, and

•	restrictions or prohibitions on accepting brokered deposits, except for institutions which significantly exceed minimum capital requirements.

The FDIC Improvement Act also provides for increased funding of the FDIC insurance funds and the implementation of risk-based premiums.

A central feature of the FDIC Improvement Act is the requirement that the federal banking agencies take “prompt corrective action” with respect to depository institutions that do not meet minimum capital requirements. Pursuant to the FDIC Improvement Act, the federal bank regulatory authorities have adopted regulations setting forth a five-tiered system for measuring the capital adequacy of the depository institutions that they supervise. Under these regulations, a depository institution is classified in one of the following capital categories: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” An institution may be deemed by the regulators to be in a capitalization category that is lower than is indicated by its actual capital position if, among other things, it receives an unsatisfactory examination rating with respect to asset quality, management, earnings or liquidity.

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

The Bank cannot predict what legislation might be enacted or what regulations might be adopted, or if enacted or adopted, the effect thereof on the Bank’s operations.

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

The Registrant is required to give the Federal Reserve Board prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of the Registrant’s consolidated net worth. The Federal Reserve Board may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe and unsound practice, or would violate any law, regulation, Federal Reserve Board order or directive, or any condition imposed by, or written agreement with, the Federal Reserve Board. Such notice and approval is not required for a bank holding company that would be treated as “well capitalized” under applicable regulations of the Federal Reserve Board, that has received a composite “1” or “2” rating at its most recent bank holding company inspection by the Federal Reserve Board, and that is not the subject of any unresolved supervisory issues.

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

In addition, a bank holding company is prohibited generally from engaging in, or acquiring five percent or more of any class of voting securities of any company engaged in, non-banking activities. One of the principal exceptions to this prohibition is for activities found by the Federal Reserve Board to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the principal activities that the Federal Reserve Board has determined by regulation to be so closely related to banking as to be a proper incident thereto are:

•	making or servicing loans;

•	performing certain data processing services;

•	providing discount brokerage services;

•	acting as fiduciary, investment or financial advisor;

•	leasing personal or real property;

•	making investments in corporations or projects designed primarily to promote community welfare; and

•	acquiring a savings and loan association.

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

However, with the passage of the Gramm-Leach-Bliley Financial Services Modernization Act of 1999, which became effective on March 11, 2000, the types of activities in which a bank holding company may engage were significantly expanded. Subject to various limitations, the Modernization Act generally permits a bank holding company to elect to become a “financial holding company.” A financial holding company may affiliate with securities firms and insurance companies and engage in other activities that are “financial in nature.” Among the activities that are deemed “financial in nature” are, in addition to traditional lending activities, securities underwriting, dealing in or making a market in securities, sponsoring mutual funds and investment companies, insurance underwriting and agency activities, certain merchant banking activities and activities that the Federal Reserve Board considers to be closely related to banking.

A bank holding company may become a financial holding company under the Modernization Act if each of its subsidiary banks is “well capitalized” under the Federal Deposit Insurance Corporation Improvement Act prompt corrective action provisions, is well managed and has at least a satisfactory rating under the Community Reinvestment Act. In addition, the bank holding company must file a declaration with the Federal Reserve Board that the bank holding company wishes to become a financial holding company. A bank holding company that falls out of compliance with these requirements may be required to cease engaging in some of its activities. The Registrant has not yet elected to become a financial holding company.

Under the Modernization Act, the Federal Reserve Board serves as the primary “umbrella” regulator of financial holding companies, with supervisory authority over each parent company and limited authority over its subsidiaries. Expanded financial activities of financial holding companies generally will be regulated according to the type of such financial activity: banking activities by banking regulators, securities activities by securities regulators and insurance activities by insurance regulators. The Modernization Act also imposes additional restrictions and heightened disclosure requirements regarding private information collected by financial institutions. We cannot predict the full sweep of the new legislation.

Capital Requirements. The Federal Reserve Board uses capital adequacy guidelines in its examination and regulation of bank holding companies. If capital falls below minimum guidelines, a bank holding company may, among other things, be denied approval to acquire or establish additional banks or non-bank businesses.

The Federal Reserve Board’s capital guidelines establish the following minimum regulatory capital requirements for bank holding companies:

•	a leverage capital requirement expressed as a percentage of adjusted total assets;

•	a risk-based requirement expressed as a percentage of total risk-weighted assets; and

•	a Tier 1 leverage requirement expressed as a percentage of adjusted total assets.

The leverage capital requirement consists of a minimum ratio of total capital to total assets of 4%, with an expressed expectation that banking organizations generally should operate above such minimum level. The risk-based requirement consists of a minimum ratio of total capital to total risk-weighted assets of 8%, of which at least one-half must be Tier 1 capital (which consists principally of shareholders’ equity). The Tier 1 leverage requirement consists of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly-rated companies, with minimum requirements of 4% to 5% for all others.

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

The Federal Reserve Board’s regulations provide that the foregoing capital requirements will generally be applied on a bank-only (rather than a consolidated) basis in the case of a bank holding company with less than $150 million in total consolidated assets.

Source of Strength for Subsidiaries. Bank holding companies are required to serve as a source of financial strength for their depository institution subsidiaries, and, if their depository institution subsidiaries become undercapitalized, bank holding companies may be required to guarantee the subsidiaries’ compliance with capital restoration plans filed with their bank regulators, subject to certain limits.

Dividends. As a bank holding company that does not, as an entity, currently engage in separate business activities of a material nature, the Registrant’s ability to pay cash dividends depends upon the cash dividends the Registrant receives from the Bank. At present, the Registrant’s only source of income is dividends paid by the Bank and interest earned on any investment securities the Registrant holds. The Registrant must pay all of its operating expenses from funds it receives from the Bank. Therefore, shareholders may receive dividends from the Registrant only to the extent that funds are available after payment of our operating expenses and the board decides to declare a dividend. In addition, the Federal Reserve Board generally prohibits bank holding companies from paying dividends except out of operating earnings, and the prospective rate of earnings retention appears consistent with the bank holding company’s capital needs, asset quality and overall financial condition. We expect that, for the foreseeable future, any dividends paid by the Bank to us will likely be limited to amounts needed to pay any separate expenses of the Registrant and/or to make required payments on our debt obligations, including the debentures which will fund the interest payments on our trust preferred securities.

The FDIC Improvement Act requires the federal bank regulatory agencies biennially to review risk-based capital standards to ensure that they adequately address interest rate risk, concentration of credit risk and risks from non-traditional activities and, since adoption of the Riegle Community Development and Regulatory Improvement Act of 1994, to do so taking into account the size and activities of depository institutions and the avoidance of undue reporting burdens. In 1995, the agencies adopted regulations requiring as part of the assessment of an institution’s capital adequacy the consideration of (a) identified concentrations of credit risks, (b) the exposure of the institution to a decline in the value of its capital due to changes in interest rates and (c) the application of revised conversion factors and netting rules on the institution’s potential future exposure from derivative transactions.

In addition, the agencies in September 1996 adopted amendments to their respective risk-based capital standards to require banks and bank holding companies having significant exposure to market risk arising from, among other things, trading of debt instruments, (1) to measure that risk using an internal value-at-risk model conforming to the parameters established in the agencies’ standards and (2) to maintain a commensurate amount of additional capital to reflect such risk. The new rules were adopted effective January 1, 1997, with compliance mandatory from and after January 1, 1998.

Under the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 (“FIRREA”), depository institutions are liable to the FDIC for losses suffered or anticipated by the FDIC in connection with the default of a commonly controlled depository institution or any assistance provided by the FDIC to such an institution in danger of default. This law is applicable to the extent that the Registrant maintains as a separate subsidiary a depository institution in addition to the Bank.

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

Any loans by a bank holding company to a subsidiary bank are subordinate in right of payment to deposits and to certain other indebtedness of the subsidiary bank. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank would be assumed by the bankruptcy trustee and entitled to a priority of payment. This priority would also apply to guarantees of capital plans under the FDIC Improvement Act.

Interstate Branching

Under the Riegle Community Development and Regulatory Improvement Act (the “Riegle Act”), the Federal Reserve Board may approve bank holding company acquisitions of banks in other states, subject to certain aging and deposit concentration limits. As of June 1, 1997, banks in one state may merge with banks in another state, unless the other state has chosen not to implement this section of the Riegle Act. These mergers are also subject to similar aging and deposit concentration limits.

Registrant cannot predict what legislation might be enacted or what regulations might be adopted, or if enacted or adopted, the effect thereof on Registrant’s operations.

ITEM 2 - PROPERTIES

The following table sets forth the location of the Bank’s offices, as well as certain information relating to the offices to date.

Office Location	Year Opened	Approximate Square Footage	Owned Or Leased
Main Office 1128 South Main Street Graham, NC	2001	10,000	Owned

Hillsborough Branch 102 Millstone Road Hillsborough, NC	2001	3,000	Owned

Loan Origination Office 252-B Holly Hill Lane Burlington, NC	2003	800	Leased

ITEM 3 - LEGAL PROCEEDINGS

In the normal course of its operations, the Registrant from time to time is party to various legal proceedings. Based upon information currently available, and after consultation with its counsel, management believes that such legal proceedings, in the aggregate, will not have a material adverse effect on the Registrant’s business, financial position or results of operations.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The information contained in the section captioned “Market for the Common Stock, Stock Price, and Dividends” in the 2003 Annual Report to Shareholders is incorporated herein by reference.

ITEM 6 - MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Selected Financial Data

The following table sets forth certain selected financial data for the years ended December 31, 2003, 2002, and 2001.

	December 31,
	2003	2002	2001
Summary of Operations

Interest income	$6,944,930	$7,283,944	$6,090,604
Interest expense	3,113,792	3,242,107	3,161,178

Net interest income	3,831,138	4,041,837	2,929,426
Provision for credit losses	164,968	632,000	686,501
Other income	983,665	600,315	382,559
Other expense	3,925,342	3,309,877	2,844,965

Net income (loss)	$724,493	$700,275	$(219,481)

Per Share Data (1)

Basic earning (loss) per share	$.44	$.45	$(.21)
Diluted earning (loss) per share	$.44	$.45	$(.21)
Cash dividends declared	N/A	N/A	N/A
Book value	$6.38	$6.31	$5.39

Balance Sheet

Loans, net	$89,147,678	$89,205,852	$82,866,434
Investment securities	32,416,667	22,046,769	9,228,382
Total assets	131,348,945	125,847,354	100,791,209
Deposits	101,097,271	98,834,758	85,791,250
Stockholder’s equity	10,461,189	10,344,911	6,488,560
Interest-earning assets	121,683,890	117,330,908	93,543,312
Interest-bearing liabilities	110,893,151	104,895,224	84,467,771

Selected Ratios
Return on average assets	.57%	.62%	(.28)%
Return on average equity	7.03%	7.71%	(3.86)%
Dividends declared as a percent of net income	N/A	N/A	N/A

(1)	Adjusted to reflect a five-for-four stock split effected in the form of a 25% stock dividend paid in February 2003 and a six-for-five stock split effected in the form of a 20% stock dividend paid in February 2001.

General

United Financial, Inc (the “Company”) was incorporated as a North Carolina corporation on June 20, 2002 to acquire the stock of Alamance National Bank (the “Bank”). The Bank was acquired by the Company at the close of business on September 30, 2002.

The Bank was organized under the laws of the United States on September 14, 1998. The Bank commenced operations on September 14, 1998 and operates for the primary purpose of providing high quality banking products and services to individuals and small to medium sized businesses in Alamance and Orange Counties, North Carolina, while developing personal, hometown associations with these customers. As an FDIC insured, National Banking Association, the Bank is subject to regulation by the Office of the Comptroller of the Currency (hereinafter the “OCC”). The Bank offers a wide range of banking services including checking and savings accounts; commercial, installment, mortgage and personal loans; safe deposit boxes; and other associated services. In addition, the Bank offers investment and insurance products through its wholly owned subsidiary Premier Investment Services, Inc. (hereinafter “Premier”). The Bank’s primary sources of revenue are interest income from its commercial and real estate lending activities and, to a lesser extent, from its investment portfolio. The Bank also earns fees from lending and deposit activities, as well as investment and insurance products. The major expenses of the Bank are interest on deposit accounts and general and administrative expenses, such as salaries, occupancy and related expenses.

Primary Market Area

The Company’s current market areas are Alamance County and Orange County, both located in Central North Carolina. In Alamance County, the Company’s particular emphasis has been on Graham and the southern and eastern portions of Alamance County. The OCC approved the Bank’s application for a new branch in West Burlington in the first quarter of 2003. The Bank broke ground on construction in the fourth quarter of 2003 and anticipates a branch opening in the third quarter of 2004. While the branch is under construction, the Bank has leased office space in West Burlington which is housing a mortgage loan originator. The population of Alamance County is approximately 122,000 in which Graham is the county seat. This area is approximately thirty miles east of Greensboro and thirty miles west of Durham. The Company has designated Hillsborough, which is also the county seat, as its base of operations in Orange County. Orange County borders the Research Triangle Park and has a population of approximately 108,000.

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

Market for the Common Stock, Stock Prices and Dividends

The Company’s common stock is listed with OTC Bulletin Board under the symbol UTDF. Set forth below are the approximate high and low (bid quotations/sales price), known to the management of the Company, for each quarter in the last three fiscal years. Prices reflect the five-for-four stock split paid in February 2003 and the six-for-five stock split paid in February 2001. The five-for-four split was effected in the form of a 25% stock dividend. The six-for-five was effected in the form of a 20% stock dividend.

	2003		2002		2001
	High	Low	High	Low	High	Low
First Quarter	7.65	6.25	7.12	5.84	8.00	4.38
Second Quarter	8.30	6.30	6.72	5.96	7.30	5.60
Third Quarter	10.01	8.05	6.76	5.80	7.16	4.40
Fourth Quarter	9.70	8.70	6.00	5.28	7.20	4.82

Forward Looking Statements

This report contains forward-looking statements with respect to our financial condition and results of operation and business. Such statements are subject to certain factors that may cause the Company’s results to vary from those expected. These factors include change in economic and financial market conditions, competition, ability to execute our business plan, items already mentioned in this press release, and other factors described in our filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s judgment only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events and circumstances that arise after the date hereof.

Critical Accounting Policies

Management’s Discussion and Analysis is based upon the Company’s consolidated financial statements, which are prepared in accordance with generally accepted accounting principles. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Critical accounting policies are those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in future periods. The accounting policy considered critical to our financial statement results is our determination of the allowance for loan losses. Management believes the Company’s policy with respect to the determination of the allowance for loan losses involves a higher degree of complexity and requires difficult and subjective judgments which require assumptions or estimates about uncertain matters. Changes in these judgments could materially impact future results. This critical policy is periodically reviewed by the Audit Committee and the Board of Directors.

Management’s Discussion and Analysis of Operations

Management’s Discussion and Analysis is provided to assist in the understanding and evaluation of the Company’s financial condition and its results of operations. The following discussion should be read in conjunction with the Company’s financial statements and related notes.

Total assets at December 31, 2003 were $131 million, compared with $126 million at December 31, 2002, an increase of $5 million, or 4%. Total assets at December 31, 2002 were $126 million, compared with $101 million at December 31, 2001, an increase of $25 million, or 25%. Net loans totaled $89 million at both December 31, 2003 and 2002. During 2002, net loans increased from $83 million to $89 million, an increase of $6 million, or 7%.

Total liabilities at December 31, 2003 were $121 million compared with $116 million at December 31, 2002, an increase of $5 million, or 4%. Total liabilities at December 31, 2002 were $116 million, compared with $94 million at December 31, 2001, an increase of $22 million or 23%. Deposits at December 31, 2003 were $101 million, an increase of $2 million or 2% since December 31, 2002. Deposits at December 31, 2002 were $99 million, compared with $86 million at December 31, 2001, an increase of $13 million or 15%.

Net income for the twelve months ended December 31, 2003 was $724,000, an increase of $24,000 from net income of $700,000 for the twelve months ended December 31, 2002. Earnings per share (both basic and diluted) were $.44 for the twelve months ended December 31, 2003, compared with earnings per share (both basic and diluted) of $.45 for the twelve months ended December 31, 2002.

Overall, the Company’s earnings from core banking services declined during 2003 compared with 2002. This is attributed to the lack of meaningful loan growth, which was compounded by tighter interest margins, as well as higher noninterest expense, due primarily to increased personnel costs as well as expenses related to a data processing conversion. Earnings during 2004 will be impacted by the opening of the new branch in Burlington, which is expected to occur during the third quarter. Management anticipates additional expenses due to the opening of the branch of approximately $160,000, due to higher personnel costs, occupancy and equipment expense, and other operating expenses.

For the twelve months ended December 31, 2003, net interest income, before the provision for loan loss, decreased from approximately $4 million to approximately $3.8 million. This change is due to compressed interest margins, which declined approximately 67 basis points during 2003, from 3.85% to 3.18%. This offset overall growth in net average earning assets of $15 million, from $105 million in 2002 to $120 million in 2003.

For the twelve months ended December 31, 2003, non-interest income increased from $600,000 to $984,000, an increase of 64%. The primary factors behind the increase were gains from the sale of investments as well as higher fees from the sale of mortgage loans. Non-interest expense increased 18% during the year, from $3.3 million to $3.9 million. The chief factors behind the increase in non interest expense related to higher salary and benefit expenses as well as data processing costs.

Table 1 analyzes net interest income. Net interest income, the “spread” between earnings on interest-earning assets and the interest paid on interest-bearing liabilities, constitutes the largest source of the Company’s earnings. The Company’s net interest income decreased by 5% in 2003, compared with a 38% increase during 2002. Average earning assets increased by 15% in 2003 and 46% in 2002. The net yield on average earning assets (net interest income divided by average earning assets) was 3.18% in 2003, 3.85% in 2002 and 4.07% in 2001. The average rate paid on interest bearing liabilities decreased 58 basis points in 2003, compared with a 133 basis point decrease in 2002. Total interest expense decreased $128,000 in 2003, compared with an increase of $81,000 in 2002. The decrease in 2003 was due primarily to lower rates. Changes in interest income and interest expense can result from variances in both volume and rates. Table 2 analyzes the effect of variance in volume and rates on interest income, interest expense and net interest income. The net effect of changes in rates was a decrease in net interest income of $211,000 in 2003, compared to an increase of $1.1 million in 2002.

Table 1. Net Interest Income and Average Balances (dollars in thousands)

	Year Ended December 31, 2003			Year Ended December 31, 2002			Year Ended December 31, 2001
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
Interest earning assets:
Taxable investment securities	$26,548	$1,136	4.28%	$14,386	$830	5.77%	$7,327	$463	6.32%
Federal funds sold	1,936	21	1.08%	2,108	32	1.52%	1,217	49	4.03%
Loans (net)	89,365	5,762	6.45%	87,291	6,401	7.33%	63,122	5,568	8.82%
Deposits with banks	2,554	26	1.02%	1,318	21	1.59%	350	10	2.86%

Total interest-earning assets	120,403	6,945		105,103	7,284		72,016	6,090

Yield on average interest-earning assets			5.77%			6.93%			8.46%

Noninterest-earning assets:
Cash and due from banks	1,326			2,618			1,263
Property and equipment	4,279			4,013			3,510
Interest receivable and other	2,027			1,056			566

Total noninterest-earning assets	7,632			7,687			5,339

Total assets	$128,035			$112,790			$77,355

Interest-bearing liabilities:
Demand deposits	$3,132	$24	77%	$2,924	26.89%		$3,165	32	1.01%
Savings deposits	12,845	185	1.44%	9,668	204	2.11%	5,691	194	3.41%
Time deposits	74,755	2,307	3.09%	69,618	2,569	3.69%	52,212	2,703	5.18%
Fed funds sold/Repurchase agreements	197	2	1.02%	280	3	1.07%	439	15	3.42%
Other borrowed funds	17,118	596	3.48%	11,258	440	3.91%	4,548	217	4.77%

Total interest-bearing liabilities	108,047	3,114		93,748	3,242		66,055	3,161

Cost on average interest-bearing liabilities			2.88%			3.46%			4.79%

Noninterest bearing liabilities:
Demand deposits	9,405			8,730			5,269
Interest payable and other	290			1,232			348

Total noninterest-bearing liabilities	9,695			9,962			5,617

Total liabilities	117,742			103,710			71,672

Stockholders’ equity	10,293			9,080			5,683

Total liabilities and stockholders’ equity	$128,035			$112,790			$77,355

Net interest income		$3,831			$4,042			$2,929

Net yield on interest-earning assets			3.18%			3.85%			4.07%

Table 2. Rate/Volume Variance Analysis (dollars in thousands)

	2003 Compared to 2002			2002 Compared to 2001
	Interest Income/ Expense Variance	Variance Attributed To		Interest Income/ Expense Variance	Variance Attributed To
		Rate	Volume		Rate	Volume
Interest-earning assets:
Interest bearing deposits in banks	$5	$(15)	$20	$11	$(17)	$28
Taxable investments securities	306	(396)	702	367	(79)	446
Federal funds sold	(11)	(8)	(3)	(17)	(53)	36
Loans	(639)	(791)	152	833	(1,299)	2,132

Total	(339)	(1,210)	871	1,194	(1,448)	2,642

Interest-bearing liabilities:
Demand deposits	(2)	(4)	2	(6)	(4)	(2)
Savings deposits	(19)	(86)	67	10	(123)	133
Time deposits	(262)	(452)	190	(134)	(1,035)	901
Repurchase agreements	(1)	—	(1)	(12)	(7)	(5)
Other borrowings	156	(73)	229	223	(97)	320

Total	(128)	(615)	487	81	(1,266)	1,347

Net interest income	$(211)	$(595)	$384	$1,113	$(182)	$1,295

Provision for Loan Losses

The allowance for loan losses is established through periodic charges to earnings in the form of a provision for loan losses. Increases to the allowance for loan losses occur as a result of provisions charged to operations and recoveries of amounts previously charged-off, and decreases to the allowance occur when loans are charged-off. Management evaluates the adequacy of our allowance for loan losses on a quarterly basis. The evaluation of the adequacy of the allowance for loan losses involves the consideration of loan growth, loan portfolio composition and industry diversification, historical loan loss experience, current delinquency levels, adverse conditions that might affect a borrower’s ability to repay the loan, estimated value of underlying collateral, prevailing economic conditions and all other relevant factors derived from the Company’s limited history of operations. Because of our limited history, we also consider the loss experience history and allowance ratios of other similar community banks and the knowledge and expertise obtained by management and senior lending officers from prior years experience at former institutions. Additionally, as an important component of their periodic examination process, regulatory agencies review the allowance for loan losses and may require additional provisions based on judgments that differ from those of management.

The Company uses an internal grading system to assign the degree of inherent risk on each individual loan. The grade is initially assigned by the lending officer and reviewed by senior management. The internal grading system is reviewed and tested periodically by an independent third party credit review firm. The testing process involves the evaluation of large relationships, a sample of new loans, and loans having been identified as possessing potential weakness in credit quality to determine the ongoing effectiveness of the internal grading system. The loan grading system is used to assess the adequacy of the allowance for loan losses.

Management has developed a model for determining the allowance for loan losses. The model distinguishes between loans that will be evaluated as a group by loan category and those loans to be evaluated individually. Using the various evaluation factors mentioned above, management assigns predetermined allowance percentages for each major loan category. Loans that exhibit an acceptable level of risk per the internal loan grading system are grouped by loan category and multiplied by the associated allowance percentage to determine an adequate level of allowance for loan losses.

Based on the loan grading system, management maintains an internally classified watch list. Loans classified as watch list credits, and those loans that are not watch list credits but possess other characteristics which, in the opinion of management, suggest a higher degree of inherent risk are assigned higher allowance percentages. Using the data gathered during the quarterly evaluation process, the model calculates an acceptable estimate for the allowance for loan losses. Management and the Board of Directors are responsible for determining the appropriate level of the allowance for loan losses within that range.

The allowance for loan losses represents management’s estimate of an amount adequate to provide for known and inherent losses in the loan portfolio in the normal course of business. While management believes the methodology used to establish the allowance for loan losses incorporates the best information available at the time, future adjustments to the level of the allowance may be necessary and the results of operations could be adversely affected should circumstances differ substantially from the assumptions initially used. We believe that the allowance for loan losses was established in conformity with generally accepted accounting principles. However, there can be no assurances that the regulatory agencies, after reviewing the loan portfolio, will not require management to increase the level of the allowance. Likewise, there can be no assurance that the existing allowance for loan losses is adequate should there be deterioration in the quality of any loans or changes in any of the factors discussed above. Any increases in the provision for loan losses resulting from such deterioration or change in condition could adversely affect the financial condition of the Company and results of its operations.

At December 31, 2003, the allowance stood at approximately $1.5 million, compared with $1.6 million at December 31, 2002. The allowance for loan losses was 1.63%, and 1.75% of gross loans as of December 31, 2003, December 31, 2002. The declining ratio is due to the decrease in loan growth which the Company experienced during late 2002 and for much of 2003 as well as the increase in net charge offs which the Company experienced during this time.

During the twelve months ended December 31, 2003, $165,000 was provided for loan losses, which compares to approximately $632,000 for the twelve months ended December 31, 2002, a decrease of $467,000, or 74%. The decrease was due to reduced loan growth experienced during 2003, relative to 2002. During 2003, the Company experienced loan losses totaling $307,000, and also had recoveries of $30,000. During 2002, the Company experienced loan losses totaling $233,000, and also had recoveries of $9,000.

At December 31, 2003, $333,000 of the reserve was specifically allocated for loans totaling $1.8 million in loans. There were no specific reserves for individual credits at December 31, 2002. At December 31, 2003, approximately $10,000 of the allowance was unallocated to a specific loan or group of loans, compared to $0 in 2002.

During the twelve months ended December 31, 2002, $632,000 was provided for loan losses, which compares to approximately $687,000 for the twelve months ended December 31, 2001, a decrease of $55,000 or 8%. Due to the Company’s limited operating history, these estimates were based primarily on industry practices as well as management’s consideration of local economic factors. During 2002, the Company experienced loan losses totaling $233,000, and also had recoveries of $9,000. During 2001, the Company experienced loan losses totaling $132,000, and also had recoveries of $9,000. At December 31, 2002, there were no specific reserves for individual loans, compared with $57,000 at December 31, 2001.

The following table describes the activity relating to our allowance for loan losses for the 12 months ended December 31 for the periods indicated:

	2003	2002
Beginning balance	$1,586,175	$1,178,509
Provision for loan loss	164,968	632,000
Charge offs
Commercial	29,560	65,950
Real estate	133,000	53,884
Consumer	144,205	113,000

Total	306,765	232,834

Recoveries	30,156	8,500

Ending balance	$1,474,534	$1,586,175

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

Table 3. Sources of Noninterest Income

	For the period ended December 31,
	2003	2002	2001
Service charges on deposit accounts	$271,142	$259,675	$152,622
Other service charges and fees	19,559	19,865	11,617
Brokered loan fees	377,181	178,408	113,011
Commissions from the sale of investment products	45,296	66,125	103,865
Increase in cash surrender value on bank owned life insurance	55,241	18,747	—
Net realized gains on sales of securities and loans	215,246	57,495	1,444

	$983,665	$600,315	$382,559

Service charges and fees increased in 2003 due to overall growth in deposit accounts. Brokered loan fees increased $199,000, or 111% during 2003 due to the high degree of mortgage refinancing resulting from the low interest rate environment prevalent during the year. Commissions from the sale of investment products declined to $45,000 from $66,000, a decrease of $21,000, or 31%. Cash surrender value increased due to the fact that the Company owned life insurance policies for all of 2003, compared to approximately 3 months during 2002. The life insurance policies were purchased in order to provide future funding of benefit payments for a non-qualifying deferred compensation plan established for certain key executive officers in 2002.

The investment gains realized during 2003 were due to portfolio management. Mortgage rates declined during the first and second quarters of 2003. Consequently, the pre-payments experienced by the Company’s mortgage-backed securities and collateralized mortgage obligations increased significantly, thereby dramatically shortening the weighted average life and duration of the securities. After a detailed analysis of the portfolio, it was determined that some securities should be sold, primarily in an attempt to better match the duration of the earning assets with the corresponding duration of the liabilities which were used to fund those investments. Management believes that these transactions were necessary in order to reposition the Company’s balance sheet and enhance overall long term net interest income.

Service charges and fees increased in 2002 due to overall growth in deposit accounts. Brokered loan fees increased $65,000, or 58% during 2002 due to a high degree of mortgage refinancing resulting from the relatively low interest rate environment prevalent during 2001 and 2002. Commissions from the sale of investment products decreased $38,000, or 36% due primarily to unfavorable market conditions prevalent during 2002. During the second quarter of 2002, the Company sold approximately $970,000 in SBA loan guarantees in the secondary market, generating a gain of $44,000. During the first quarter of 2002, the Company realized a gain on the sale of investment securities of approximately $13,000.

Other Expense

As noted in Table 4, the major components of other expense for the years ended December 31, 2003, 2002, and 2001 are salary and benefits paid to employees, occupancy and equipment expenses, data processing fees, and other noninterest related costs which are required to run the Company.

Noninterest expense for the year ended December 31, 2003 was approximately $3.9 million, compared with approximately $3.3 million during 2002, an increase of $.6 million, or 18%. The increase was due primarily to higher salaries and employee benefits, which increased $379,000 or 23%. This increase is due to additional staffing compared to the same period in 2002, increased incentives from the sale of mortgage loans, and increased employee benefits. Data processing expenses increased $132,000, or 85% during 2003. The Company completed a data processing system conversion during the fourth quarter. Total expenses relating to the conversion were $111,000. Occupancy expense increased $43,000, or 22% during 2003. The increase is due to increased depreciation, property taxes as well as expenses incurred in the renovation of previously acquired property which house accounting and operations personnel. Equipment expense increased approximately $16,000, or 8% due primarily to increased depreciation. Other expenses increased approximately $51,000, or 5% during the twelve months ended December 31, 2003 compared with 2002. Major components of other expenses are advertising, professional fees, data processing fees, communication costs, and supplies. The increase is due primarily to higher professional fees, shareholder expense, director fees, and franchise taxes. These increases were partially offset by a decrease in recognized losses on the sale of repossessed assets.

Noninterest expense for the year ended December 31, 2002 was approximately $3.3 million, compared with approximately $2.8 million during 2001, an increase of $.5 million, or 18%. The increase was due primarily to higher salaries and employee benefits, which increased $115,000 or 8%. This increase is due to additional staffing compared to the same period in 2001 as well as increased employee benefits. Other expenses increased approximately $289,000, or 36% during the twelve months ended December 31, 2002 compared with 2001. Major components of other expenses are advertising, professional fees, data processing fees, communication costs, and supplies. Included in other expenses for 2002 is $10,000 in losses on the sale of foreclosed real estate. In addition, the Company recognized losses on repossessed vehicles of approximately $55,000 during 2002, an increase of $50,000 from the prior year. These losses reflect the excess supply of used vehicles available in the secondary market as consumers took advantage of special financing to purchase new cars. After taking into account favorable pricing as well as stable prices for new vehicles, the used car market experienced rapidly depreciating values. In accordance with Generally Accepted Accounting Principles, these assets were written down to the lower of cost or market. Contributing to the overhead is higher occupancy expense, which increased 5%, or approximately $10,000 due primarily to increased property taxes associated with completion of permanent facilities. Equipment expense increased approximately $11,000, or 5% due primarily to increased depreciation. Overall growth in the Company’s customer base led to higher data processing expenses.

The Company implemented a non-qualifying deferred compensation plan in 2002 for certain key executive officers. The Company has purchased life insurance policies on the participating officers in order to provide future funding of benefit payments. Benefits will accrue based upon the performance of the underlying life insurance policies both during employment and after retirement. Such benefits will continue to accrue and be paid throughout each participant’s life assuming satisfactory performance of the funding life insurance policies. The plan also provides for payment of death or disability benefits in the event a participating officer becomes permanently disabled or dies prior to attainment of retirement age. During 2003, a provision of approximately $6,000 was expensed for future benefits to be provided under this plan, compared with $11,000 in 2002.

The Bank has established a Directors Deferred Compensation Plan in accordance with the laws of the State of North Carolina. Each Director may elect to defer receipt of fees for services rendered to the Bank as a Director during the term of his or her service by entering into a written deferred compensation election. The Bank matches 25% of the Director’s deferral. The deferred compensation and the Bank match are paid into a Rabbi Trust established expressly for the Plan, where they are invested in the Company’s common stock each quarter. The Bank’s match was $16,750 in 2003, compared with $4,069 in 2002. The deferral in 2002 was limited to the fourth quarter.

Management calculates the Company’s overhead efficiency ratio as noninterest expense divided by adjusted total revenue (net interest income before provision for loan losses plus noninterest income). This ratio is used to determine the efficiency of the Company’s overall operation. During 2003, this ratio was 81.53% which compares with 71.30% in 2002 and 86.20 % during 2001.

Table 4. Sources of Noninterest Expense

	For the period ended December 31,
	2003	2002	2001
Salary and benefits	$2,006,802	$1,627,679	$1,513,241
Occupancy expenses	239,653	197,447	187,169
Equipment expenses	229,274	213,103	202,179
Data processing	287,316	154,770	129,571
Foreclosed assets, net	9,583	14,911	—
Other expenses	1,152,714	1,101,967	812,805

	$3,925,342	$3,309,877	$2,844,965

Analysis of Financial Condition

Average earning assets were approximately 94% of total assets during 2003, compared with 93% during 2002. The following table illustrates the growth of various balance sheet components during each year. During 2003, average net loans represented approximately 70% of total average assets as compared with approximately 77% during 2002. During 2003 the investment portfolio increased from approximately 13% of total assets to approximately 21% of total assets. Investments have primarily been funded with Federal Home Loan Bank borrowings or Master Rate Certificates of Deposit (“Brokered CD’s”), as the Company has pursued leveraged investment opportunities in order to take advantage of spreads between yields on mortgage-backed securities and these funding vehicles. Management’s primary goal continues to be that of growing the Company’s balance sheet through the origination and acquisition of high quality loan assets and funding such growth through acquiring local deposits within the markets served by the Company. This effort will serve to maximize the yield on earning assets. As these assets are acquired, management intends to manage interest rate risk and liquidity by structuring the remainder of the balance sheet in a manner consistent with offsetting these longer duration loan assets.

Table 5. Average Asset Mix

	For the Year Ended December 31, 2003		For the Year Ended December 31, 2002
	Average Balance	%	Average Balance	%
Earning assets:
Loans, net	$89,365	69.80%	$87,291	77.39%
Investment securities	26,548	20.73%	14,386	12.75%
Federal funds sold	1,936	1.51%	2,108	1.87%
Deposits with banks	2,554	1.99%	1,318	1.17%

Total earning assets	120,403	94.04%	105,103	93.18%

Nonearning assets:
Cash and due from banks	1,326	1.04%	2,618	2.32%
Property and equipment	4,279	3.34%	4,013	3.56%
Other assets	2,027	1.58%	1,056.94%

Total nonearning assets	7,632	5.96%	7,687	6.82%

Total assets	$128,035	100.00%	$112,790	100.00%

Loans

The Company strives to maintain its loan portfolio in accordance with what management believes are conservative loan underwriting policies that result in loans specifically tailored to the needs of the Company’s market areas. Every effort is made to identify and minimize the credit risks associated with such lending strategies. The Company has no foreign loans, few agricultural loans and does not engage in lease financing. The Company does provide lines of credit to fund automobile dealer floor plans of approximately $3 million. The majority of loans captioned in the tables discussed below as “real estate” loans are primarily commercial loans where real estate provides additional security for the loan. Collateral for virtually all of these loans is located within the Company’s principal market area. The composition of the Company’s loan portfolio is presented in Table 6 for the periods indicated. The Company participates in loans with other financial institutions in North Carolina, South Carolina, and Virginia. However, these amounts are not a significant portion of the loan portfolio, and undergo the same approval process as loans originated within the Company’s primary operating areas.

Average net loans totaled $89 million during 2003 as compared with $87 million in 2002. Management expects the Company’s loan portfolio to continue to increase moderately over the next fiscal year as a result of growth in the Company’s lending staff and planned expansion into new markets. Management views the ability to acquire high quality loan assets to be essential to the Company’s growth and profitability. Accordingly, continued expansion of loan production capacity is anticipated for the foreseeable future.

The majority of the Company’s loan portfolio growth continues to be centered in real estate loans. These loans comprise 76% of the total loan portfolio at December 31, 2003, compared with 71% in 2002. The amount of loans outstanding by type at December 31, 2003 and 2002 and the maturity distribution for variable and fixed rate loans for the same periods are presented in Tables 6 and 7, respectively.

Interest rates charged on loans vary with the degree of risk, maturity and amount of the loan. Competitive pressures, money market rates, availability of funds, and government regulation also influence interest rates. On average, the Company’s loan portfolio yielded approximately 6.45% during 2003, compared with 7.33% during 2002 and 8.82% during 2001.

Table 6. Loan Portfolio Summary (dollars in thousands)

	December 31, 2003		December 31, 2002
	Amount	%	Amount	%
Construction and development	$13,858	15.29%	$12,787	14.08%
1-4 family residential	24,974	27.56%	24,989	27.52%
Farmland	1,163	1.28%	1,097	1.21%
Multi-family residential	5,442	6.01%	4,183	4.61%
Nonfarm, nonresidential	23,411	25.83%	21,450	23.63%

Total real estate	68,848	75.97%	64,506	71.05%

Commercial and industrial	18,374	20.28%	20,698	22.80%
Agricultural production	—	—%	13.01%
Consumer	3,400	3.75%	5,575	6.14%

Total	$90,622	100.00%	$90,792	100.00%

Table 7. Maturity Schedule of Loans (dollars in thousands)

	Commercial Financial and Agricultural	Residential Real Estate	Others	Total
				Amount	%
Fixed rate loans:
Three months or less	$1,073	$679	$314	$2,066	2.28%
Over three months to twelve months	2,427	920	289	3,636	4.01%
Over one year to five years	17,391	10,434	2,446	30,271	33.40%
Over five years	455	416	105	976	1.08%

Total fixed rate loans	$21,346	$12,449	$3,154	$36,949	40.77%

Variable rate loans:
Three months or less	$5,034	$186	$91	$5,311	5.86%
Over three months to twelve months	12,653	2,704	7	15,364	16.95%
Over one year to five years	12,770	3,194	49	16,013	17.67%
Over five years	10,445	6,441	99	16,985	18.74%

Total variable rate loans	$40,902	$12,525	$246	$53,673	59.23%

Total loans:
Three months or less	$6,107	$865	$405	$7,377	8.14%
Over three months twelve months	15,080	3,624	296	19,000	20.97%
Over one year to five years	30,161	13,628	2,495	46,284	51.07%
Over five years	10,900	6,857	204	17,961	19.82%

Total loans	$62,248	$24,974	$3,400	$90,622	100.00%

Nonperforming and Problem Assets

Nonperforming assets are defined as nonaccrual loans, and unsecured loans greater than 60 days delinquent and still accruing interest, restructured loans, and foreclosed, repossessed and idled properties. A loan is placed on nonaccrual status when, in management’s judgment, the collection of interest appears doubtful. While a loan is on nonaccrual status, the Company’s policy is that all cash receipts are applied to principal. Once the recorded principal balance has been reduced to zero, future cash receipts are applied to recoveries of any amounts previously charged off. Further cash receipts are recorded as interest income to the extent that any interest has been foregone. The accrual of interest is discontinued on all loans that become 90 days past due with respect to principal or interest. In some cases, where borrowers are experiencing financial difficulties, loans may be restructured to provide terms significantly different from the original terms. Certain credit risks are inherent in making loans, particularly commercial and consumer loans. Management assesses these risks and attempts to manage them effectively. The Company also attempts to reduce repayment risks by adhering to internal credit underwriting policies and procedures discussed earlier.

At December 31, 2003, the Company had foreclosed on three properties in the amount of $218,000. The Company carries each property at the lower of cost or estimated fair value. After foreclosure, valuations are periodically performed by management. Therefore, there can be no assurances that additional write downs of the property will not be necessary. In addition, regulatory agencies, as a part of their routine examination process, periodically review the Company’s allowances for foreclosed real estate losses. Such agencies may require the Company to recognize additions to the allowance, as a charge to current period income, based on their judgments about information available to them at the time of their examination. Therefore, it is possible that allowances for foreclosed real estate losses may change materially in the near term. At December 31, 2003, each property had been held less than 12 months. There were no foreclosed properties at December 31, 2002. However, during 2002, the Company foreclosed on two properties which were liquidated during the year. The Company incurred total net losses of $10,000 on the sale of these properties. In addition, the Company incurred approximately $10,000 in foreclosure expense during 2003, compared with $14,000 during 2002.

Nonaccruing loans totaled $644,000 at December 31, 2003, compared with $918,000 at December 31, 2002. At December 31, 2003, approximately $510,000 in nonaccrual loans were secured by real estate. The Company had $63,000 in commercial loans and $71,000 in consumer loans on nonaccrual at December 31, 2003.

At December 31, 2003, the Company had restructured loans of $420,000, compared with $715,000 at December 31, 2002. There were no delinquent restructured loans at December 31, 2003 or 2002.

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

Management has opted to build a core investment portfolio primarily around amortizing securities due to higher yields as well as the cash flow that is generated and available for liquidity purposes. However, management anticipates that during 2004, the Company’s investment mix will be modified to include a higher mix of government sponsored agency callables and municipal bonds. Investments in mortgage-backed securities involve a risk that, because of changes in the interest rate environment, actual prepayment speeds may differ substantially from the estimated speeds used at the time of the purchase. This may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments, thereby reducing or increasing the net yield on such securities. In addition, the weighted average life of the investment may change depending on the overall direction of interest rates. Higher interest rates will cause the average life of a mortgage-backed security to extend as corresponding prepayments slow. There is also reinvestment risk associated with the cash flows from such securities. In addition, the market value of such securities may be adversely affected by changes in interest rates. Higher interest rates will generally reduce the market value of fixed rate securities.

The Company has investment securities with an amortized cost of $31.3 million at December 31, 2003. All investments are accounted for as available for sale under Financial Accounting Standards Board (FASB) No. 115 and are presented at their fair market value of $31.3 million. The Company’s investment in debt securities at December 31, 2003, consists of $23.5 million in mortgage-backed securities, $5.8 million in collateralized mortgage obligations, and $2 million U.S. Government sponsored agency securities. At December 31, 2003, the portfolio had a weighted average yield of 4.26% and a weighted average life of 5.16 years

The Company owned $825,000 of Federal Home Loan Bank stock at December 31, 2003, compared with $625,000 at December 31, 2002.

The Bank is a limited partner in a North Carolina limited liability partnership established to provide mezzanine financing for eligible companies located in the Southeastern United States. The mezzanine fund operates as a Small Business Investment Company (“SBIC”). The Bank has committed to invest $500,000 in the fund, which will have an original term of 10 years, with two one-year extensions. The Bank’s pro rata interest in the entire fund is 2.4%. Through December 31 2003, the Bank had received capital calls of $100,000, which is included in other assets.

Table 8 presents the investment portfolio at December 31, 2003 and 2002 by major type of investments and maturity ranges. The maturity ranges represent the anticipated lives of the Company’s investment securities. Since the portfolio is predominantly comprised of mortgage-backed securities, actual results may differ due to interest rate fluctuations.

Table 8. Investment Securities

December 31, 2003, Available for Sale

	In One Year or Less	One Year Through Five Years	After Five Through Ten Years	After Ten Years	Total	Market Value
Investment securities:
U.S. Government sponsored agency securities	—	—	2,000,000	—	2,000,000	1,958,844
U.S. Government agency pools (MBS)	5,308,261	8,922,418	5,352,171	3,861,186	23,444,036	23,518,625
Other mortgage backed securities (CMO’s)	247,208	4,654,251	835,485	151,353	5,888,297	5,800,898
Restricted equity securities	—	—	—	1,138,300	1,138,300	1,138,300

Total	$5,555,469	$13,576,669	$8,187,656	$5,150,839	$32,470,633	$32,416,667

	In One Year or Less	One Year Through Five Years	After Five Through Ten Years	After Ten Years	Total
Weighted average yields:
U.S. Government sponsored Agency securities	—%	—%	4.32%	—%	4.32%
U.S. Government agency pools (MBS)	4.20%	4.26%	4.40%	4.69%	4.35%
Other mortgage backed securities (CMO’s)	3.70%	4.01%	3.51%	3.41%	3.91%
Restricted equity securities	—%	—%	—%	4.19%	4.19%

Total	4.18%	4.17%	4.29%	4.54%	4.26%

December 31, 2002, Available for Sale

	Amortized Cost	Market Value
Agency	$—	$—
State and municipal	—	—
Mortgage-backed	16,574,228	16,929,906
CMO	4,015,792	4,214,363
Restricted equity	902,500	902,500

	$21,492,520	$22,046,769

Deposits

Deposits acquired in the Company’s local market area are its principal source of funding for lending and investing activities. Acquisition of high quality loan assets remains management’s primary goal in the overall growth of the Company’s balance sheet. In addition, accumulation of deposits, particularly lower cost deposits, continues to be viewed as critical for profitable growth and as a principal component in development of the Company’s long term franchise value. However, a significant portion of deposits are viewed as commodities and must be priced accordingly. During 2003, management utilized this pricing philosophy with respect to the Company’s certificates of deposit as a key marketing strategy for the generation of new deposit relationships. At December 31, 2003, certificates of deposit comprised 73.49% of the Company’s deposit base as compared to 75.09% at December 31, 2002. Management expects to use certificate of deposit pricing to initially attract depositors and attract core deposits as well as provide other banking products. Accordingly, it is anticipated that certificates of deposit will continue to make up a significant portion of the Company’s primary funding over the near term.

Deposit flows are greatly influenced by economic conditions, the general level of interest rates, competition, and other factors, including restructuring within the financial services industry. The Company relies upon traditional marketing methods to attract new customers and deposits, including print and electronic media advertising. In addition, the Company uses the Internet as a source for attracting deposits from businesses, retirement plans, and other financial institutions. In accordance with regulatory guidance, the Bank has controls in place to monitor brokered and rate sensitive deposits. Since the Bank is “well capitalized” for regulatory purposes, there are no restrictions on brokered or wholesale deposit activity. Management does not consider these deposits as a core-funding source for liquidity purposes and is actively pursuing more traditional types of funding.

Deposits at December 31, 2003 totaled approximately $101 million, compared with $99 million at December 31, 2002. The increase in total deposits is due primarily to the growth in savings and money market accounts, which increased $2.6 million. In addition, the Company increased interest bearing deposit accounts other than certificates of deposit approximately $300,000 during the year. Non-interest bearing deposits declined $700,000 from December 31, 2002 to 2003. Increasing this funding source will continue to be a focal point for management as the Company matures.

The Company has used brokered deposits in order to fund loans as well as execute leveraged investment transactions. At December 31, 2003, the Company had issued approximately $24 million in brokered deposits, compared with $14 million at December 31, 2002. At December 31, 2003, scheduled brokered deposit maturities were $9 million, $6 million, and $9 million in 12 months, 12-36 months, and greater than 36 months, respectively. Overall, these deposits have a weighted average maturity of approximately 20 months and a weighted average rate of 2.91%

Table 9. Deposit Mix

	December 31, 2003		December 31, 2002
	Average Balance	%	Average Balance	%
Interest-bearing deposits:
NOW accounts	$3,132,072	3.13%	$2,923,967	3.21%
Money market	11,161,273	11.15%	8,471,368	9.31%
Savings	1,683,539	1.68%	1,197,361	1.32%
Certificates of deposit	74,755,287	74.65%	69,618,311	76.51%

Total interest-bearing deposits	90,732,171	90.61%	82,211,007	90.35%
Noninterest-bearing deposits	9,404,493	9.39%	8,780,137	9.65%

Total deposits	$100,136,664	100.00%	$90,991,144	100.00%

At December 31, 2003, certificates of deposit denominated in amounts of $100,000 or greater totaled $46 million or 46.13% of total deposits as compared with $24 million or 29% at December 31, 2002. Table 10 provides maturity information relating to certificates of deposit of $100,000 or more at December 31, 2003 and 2002.

Table 10. Large Time Deposit Maturities (dollars in thousands)

Analysis of time deposits of $100,000 or more at December 31, 2003 and 2002:

	2003	2002
Remaining maturity of three months or less	$5,705	$11,208
Remaining maturity over three through twelve months	18,761	13,894
Remaining maturity over twelve months	21,122	14,628

Total time deposits of $100,000 or more	$45,588	$39,730

Other Borrowings

At December 31, 2003, the Company had other borrowings of $19,000,000. Other borrowings consist of secured borrowing agreements with the Federal Home Loan Bank of Atlanta (“FHLBA”) totaling $16,500,000, and subordinated debt with another financial institution of $2,500,000. $6,000,000 of the debt with the FHLBA is classified as short term debt.

In the third quarter of 2003, the Company entered into a secured borrowing agreement with the Federal Home Loan Bank of Atlanta (“FHLBA”) for $3 million. The advance rate adjusts daily and is tied to the FHLBA overnight rate plus 30 basis points. The advance matures in August of 2004, and can be prepaid without penalty. The proceeds were invested in the investment portfolio.

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

During the second quarter of 2002, the Company entered into two fixed rate advances for $2.5 million per advance. The first advance matures in January 2004 and has a rate of 2.47%. The second advance matures in July 2007 and has a rate of 4.33%. Proceeds were invested in the investment portfolio.

During the first quarter of 2002, the Company entered into three fixed rate advances for $500,000 per advance. The advances mature in February 2004, 2005, and 2006 with fixed rates of 3.61%, 4.40%, and 4.93%, respectively. Proceeds from the advances were used for general liquidity.

During the second quarter of 2001, the Company entered into a secured borrowing agreement with the FHLBA for $3 million. The rate of interest was 3.94%, with a maturity of June 28, 2002. The rate adjusts quarterly and is based on LIBOR 3 month rate plus 10 basis points. Proceeds were invested in the investment portfolio. This advance was prepaid and replaced with another secured borrowing in July 2001. The rate of interest is fixed at 4.49%, and the borrowing has a maturity of July 6, 2011. However, the borrowing was callable by the FHLBA on July 7, 2003 and quarterly thereafter, at which point the Company may elect to convert the advance to LIBOR- based floating advance at 3-month LIBOR rate of interest.

During the first quarter of 2001, the Company entered into a secured borrowing with the FHLBA for $1 million. The rate of interest is fixed at 4.44%, and the borrowing has a maturity of January 18, 2011. However, the borrowing was callable by the FHLBA on January 18, 2002 and quarterly thereafter, at which point the Company may elect to convert the advance to LIBOR-based floating advance at 3-month LIBOR rate of interest. Proceeds were used to facilitate loan growth.

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

The Company has established credit facilities to provide additional liquidity if and as needed, consisting of $5,000,000 in unsecured lines of credit with correspondent banks. The Company also has available credit under secured lines of credit of $3,800,000.

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

At December 31, 2003, the Company had commitments to extend credit of $11.3 million. Commitments to fund standby letters of credit totaled $260,000. The Company was also committed to fund $400,000 in a limited liability partnership established to provide mezzanine financing for eligible companies located in the southeastern United States.

Capital Adequacy

The Bank must comply with regulatory capital requirements established by the OCC. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. These capital standards require the Bank to maintain minimum ratios of Tier 1 capital to total risk-weighted assets and total capital to risk-weighted assets of 4.00% and 8.00%, respectively. Tier 1 capital is comprised of total shareholders’ equity calculated in accordance with generally accepted accounting principles less intangible assets, and total capital is comprised of Tier 1 capital plus certain adjustments, the largest of which for the Bank is the allowance for possible loan losses. Risk-weighted assets refer to the on- and off-balance sheet exposures of the Bank adjusted for their related risk levels using formulas set forth in banking regulations. In addition to the risk-based capital requirements described above, the Bank is subject to a leverage capital requirement, which calls for a minimum ratio of Tier 1 capital (as defined above) to quarterly average total assets of 4.00% to 5.00%, depending upon the institution’s composite ratings as determined by its regulators.

Because the Company was formed in June 2002 and has no significant assets other than the investment in the Bank, there is no material difference between Consolidated and Bank only ratios. As of December 31, 2003 the Bank had a ratio of Tier 1 Capital to risk-weighted assets of 11.57% and a ratio of total risk-weighted capital to risk-weighted assets of 15.00%. These ratios at December 31, 2002 were 10.87% and 14.89%, respectively. All capital ratio levels indicate that the Bank is well capitalized.

At December 31, 2003 the Company had 1,640,565 shares of common stock outstanding that were held by approximately 1,600 stockholders of record.

Liquidity

The Company’s policy is to maintain adequate liquidity to meet continuing loan demand and withdrawal requirements while paying normal operating expenses. Liquidity is provided by cash flows from maturing investments, loan payments and maturities, federal funds sold, and unpledged investment securities. On the liability side of the balance sheet, liquidity sources include core deposits, the ability to increase large denomination certificates, federal fund lines from correspondent banks, as well as the ability to generate funds through the issuance of long-term debt and equity. The Company’s liquidity ratio is defined as the level of liquid assets (cash and cash equivalents plus available for sale investments and loans divided by total deposits due on demand or within one year, plus short-term liabilities (due within one year) and advances secured by investments. The ratio was approximately 37.57% at December 31, 2003 compared with 34.47% at December 31, 2002.

Interest Rate Risk

As a part of its interest rate risk management policy, the Company calculates an interest rate “gap.” Interest rate gap analysis is a common, though imperfect, measure of interest rate risk, which measures the relative dollar amounts of interest-earning assets and interest-bearing liabilities which reprice within a specific time period, either through maturity or rate adjustment. The gap is the difference between the amounts of such assets and liabilities that are subject to repricing. A “positive” gap for a given period means that the amount of interest-earning assets maturing or otherwise repricing within that period exceeds the amount of interest-bearing liabilities maturing or otherwise repricing within the same period. Accordingly, in a declining interest rate environment, an institution with a positive gap would generally be expected, absent the effects of other factors, to experience a decrease in the yield on its assets greater than the decrease in the cost of its liabilities and its net interest income should be negatively affected. Conversely, the yield on its assets for an institution with a positive gap would generally be expected to increase more quickly than the cost of funds in a rising interest rate environment, and such institution’s net interest income generally would be expected to be positively affected by rising interest rates. Changes in interest rates generally have the opposite effect on an institution with a “negative” gap.

The table below sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2003 that are projected to reprice or mature in each of the future time periods shown. Except as stated below, the amounts of assets and liabilities shown which reprice or mature within a particular period were determined in accordance with the contractual terms of the assets or liabilities. Loans with adjustable rates which have not reached a floor or ceiling are shown as being due at the end of the next upcoming adjustment period. Loans which have reached a floor or ceiling are shown as being due at maturity. Money market deposit accounts and negotiable order of withdrawal or other transaction accounts are assumed to be subject to immediate repricing and depositor availability and have been placed in the shortest period. In making the gap computations, none of the assumptions sometimes made regarding prepayment rates and deposit decay rates have been used for any interest-earning assets or interest-bearing liabilities. In addition, the table does not reflect scheduled principal payments that will be received throughout the lives of the loans. The interest rate sensitivity of the Company’s assets and liabilities illustrated in the following table would vary substantially if different assumptions were used or if actual experience differs from that indicated by such assumptions. As of December 31, 2003, the Company had a negative interest rate gap of 74.81% of total earning assets in the one-year time frame. The Company has $4 million of convertible rate advances from the FHLBA which are currently subject to call by the issuer. However, due to the pricing of call provisions and the current level of interest rates, it is not likely that these advances would be called. In the event they were called, the Company would have the option to convert the advance to LIBOR- based floating advance at 3-month LIBOR rate of interest.

Table 11. Interest Rate Sensitivity (dollars in thousands)

	December 31, 2003 Repricing and Maturities
	1 - 3 Months	4 - 12 Months	13 - 60 Months	Over 60 Months	Total
Earning Assets:
Loans	$35,307	$11,560	$40,966	$2,146	$89,979
Investments	2,838	3,904	13,556	12,119	32,417
Federal funds sold	321	—	—	—	321
Deposits with other banks	443	—	—	—	443

Total	$38,909	$15,464	$54,522	$14,265	$123,160

Interest-bearing deposits:
NOW accounts	$3,333	$—	$—	$—	$3,333
Money market	12,359	—	—	—	12,359
Savings	1,827	—	—	—	1,827
Certificates of deposit	12,658	33,922	27,713	—	74,293
Repurchase agreements/fed funds purchased	80	—	—	—	80
FHLB advances	3,000	3,000	6,500	4,000	16,500
Subordinated debt	2,500	—	—	—	2,500

Total	$35,757	$36,922	$34,213	$4,000	$110,892

Interest sensitivity gap	$3,152	$(21,458)	$20,309	$10,265	$12,268

Cumulative interest sensitivity gap	$3,152	$(18,306)	$2,003	$12,268	$12,268
Ratio of sensitive assets to sensitive liabilities	108.81%	41.88%	159.36%	356.63%	111.06%
Cumulative ratio of sensitive assets to sensitive liabilities	108.81%	74.81%	101.87%	111.06%	111.06%

Table 12. Key Financial Ratios.

	December 31,
	2003	2002	2001
Return on average assets	.57%	.62%	(.28)%
Return on average equity	7.03%	7.71%	(3.86)%
Equity to assets	7.96%	8.22%	6.44%

Other Accounting Matters

In November 2003, the Financial Accounting Standards Board (the “FASB”) ratified a consensus reached by its Emerging Issues Task Force (“EITF”) regarding quantitative and qualitative disclosures required by EITF 03-1, “The Meaning of Other than Temporary Impairment and its Application to Certain Investments”. EITF 03-1 requires certain quantitative and qualitative disclosures as related to investments that have unrealized losses that have not been recognized as other than temporary impairmens and is effective for fiscal years ending after December 15, 2003. The additional disclosures required for the Company are included in Note 3 of the Company’s consolidated financial statements.

In December 2003, the FASB issued Statement No. 132 (R), “Employers’ Disclosures about Pensions and Other Postretirement Benefits-an amendment of FASB Statements No. 87, 88, and 106.” This statement retains the disclosure items provided under FASB 132, and requires new disclosures regarding the type of plan assets, investment strategy, measurement date, plan obligations, cash flows, as well as additional disclosure of assumptions used in the various calculations. The statement is effective with fiscal years ending after December 15, 2003. Management does not anticipate adoption of the statement to have a material impact on the Company’s financial statements.

ITEM 7 - FINANCIAL STATEMENTS

The information contained in the Independent Auditors’ Report in the 2003 Annual Report to Shareholders is incorporated herein by reference.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 8a – CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer have conducted an evaluation of the Company’s disclosure controls and procedures as of December 31, 2003. Based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the applicable Securities and Exchange Commission rules and forms. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the most recent evaluation of these controls by the Company’s Chief Executive Officer and Chief Financial Officer, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The information contained in the sections captioned “Proposal 1: Election of Directors,” “Executive Officers,” and “Required Reports of Beneficial Ownership” in the 2004 Annual Meeting Proxy Statement is incorporated herein by reference.

The Company does not have an audit committee financial expert serving on its audit committee, due to the fact that no member of the Company’s audit committee meets all of the criteria set forth in Item 401(e)(2) of Regulation S-B.

The Company has adopted a Code of Ethics that applies, among others, to its principal executive officer and principal accounting officer. The Company’s Code of Ethics will be provided to any person upon written request directed to William E. Swing, Senior Vice President and Chief Financial Officer, United Financial, Inc., 1128 South Main Street, Graham, North Carolina 27253-3338.

ITEM 10 - EXECUTIVE COMPENSATION

The information contained in the sections captioned “Director Compensation,” and “Executive Compensation” in the 2004 Annual Meeting Proxy Statement is incorporated herein by reference.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information contained in the section captioned “Ownership of Voting Securities” in the 2004 Annual Meeting Proxy Statement is incorporated herein by reference.

Stock Option Plans

Set forth below is certain information regarding the Registrant’s various stock option plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	Nonstatutory:112,495 Incentive: 63,250	$ $	7.21 6.78	5 40,159
Equity compensation plans not approved by security holders	None		None	None

Total	175,745		$7.05	40,164

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information contained in the sections captioned “Director Relationships” and “Indebtedness of and Transactions with Management” in the 2004 Annual Meeting Proxy Statement is incorporated herein by reference.

ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

3(i)	Articles of Incorporation of Registrant*

3(ii)	Bylaws of Registrant*

4	Form of Stock Certificate*

10(i)	1999 Incentive Stock Option Plan*

10(ii)	1999 Nonqualified Stock Option Plan for Directors*

10(iii)	Directors’ and Officers’ Deferral Plan**

10(iv)	Employment Agreement with William M. Griffith, Jr. (filed herewith)

10(v)	Employment Agreement with William E. Swing, Jr. (filed herewith)

10(vi)	Employment Agreement with Peter A. Burgess (filed herewith)

10(vii)	Executive Supplemental Retirement Plan**

13	2004 Annual Report to Shareholders (filed herewith)

21	Subsidiaries*

31(i)	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act (filed herewith)

31(ii)	Certification of Principal Accounting Officer Pursuant to Section 302 of the Sarbanes Oxley Act (filed herewith)

32(i)	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes Oxley Act (filed herewith)

32(ii)	Certification of Principal Accounting Officer Pursuant to Section 906 of the Sarbanes Oxley Act (filed herewith)

99	Registrant’s Definitive Proxy Statement***

*	Incorporated by reference from Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2002, as filed with the Securities and Exchange Commission on March 31, 2003.
**	Incorporated by reference from Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003, as filed with the Securities and Exchange Commission on November 14, 2003.
***	Filed with the Securities and Exchange Commission pursuant to Rule 14a-6.

(b) Reports Filed on Form 8-K

During the quarter ended December 31, 2003, the Registrant filed one Current Report on Form 8-K: October 31, 2003 to report financial results for the quarter ended September 30, 2003 (Items 7 and 12).

ITEM 14 – PRINCIPAL ACCOUNTANTS FEES AND SERVICES

The information contained in the sections captioned “Proposal 2: Ratification of Independent Public Accountants” and “Meetings and Committees of the Board of Directors” in the 2004 Annual Meeting Proxy Statement is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED FINANCIAL, INC.
Registrant

	By:	/s/ William M. Griffith, Jr.
William M. Griffith, Jr.
Date: March 30, 2004		President and Chief Executive Officer

Pursuant to the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ William M. Griffith, Jr. William M. Griffith, Jr., President and Chief Executive Officer	March 30, 2004

/s/ William E. Swing, Jr. William E. Swing, Jr., Senior Vice President and Chief Financial Officer	March 30, 2004

/s/ Larry Eugene Brooks Larry Eugene Brooks, Director	March 30, 2004

/s/ Donald Ray Bullis Donald Ray Bullis, Director	March 30, 2004

/s/ William Fenton Covington William Fenton Covington, Director	March 30, 2004

/s/ Edward Lee Dixon Edward Lee Dixon, Director	March 30, 2004

/s/ Pheobe Massey Harrison Pheobe Massey Harrison, Director	March 30, 2004

/s/ Lynn Sidney Lloyd Lynn Sidney Lloyd, Director	March 30, 2004

/s/ John V. Moon John V. Moon, Director	March 30, 2004

/s/ D. Michael Parker D. Michael Parker, Director	March 30, 2004

/s/ John Knox Patterson John Knox Patterson, Director	March 30, 2004

/s/ L.J. Rogers, Jr. L.J. Rogers, Jr., Director	March 30, 2004

/s/ Morris L. Shambley Morris L. Shambley, Director	March 30, 2004

/s/ Edmund Lee Thompson Edmund Lee Thompson, Director	March 30, 2004

EXHIBIT INDEX

Exhibit Number	Exhibit

3(i)	Articles of Incorporation.	*

3(ii)	Bylaws	*

4	Form of Stock Certificate	*

10(i)	1999 Incentive Stock Option Plan	*

10(ii)	1999 Nonqualified Stock Option Plan	*

10(iii)	Directors’ and Officers’ Deferral Plan	**

10(iv)	Employment Agreement with William M. Griffith, Jr.	Filed herewith

10(v)	Employment Agreement with William E. Swing, Jr.	Filed herewith

10(vi)	Employment Agreement with Peter A. Burgess	Filed herewith

10(vii)	Executive Supplemental Retirement Plan	**

13	Annual Report	Filed herewith

21	Subsidiaries	*

31(i)	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith

31(ii)	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith

32(i)	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith

32(ii)	Certification of Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith

99	Definitive Proxy Statement	***

*	Incorporated by reference to Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2002, as filed with the SEC on March 31, 2003.
**	Incorporated by reference to Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003, as filed with the SEC on November 14, 2003.
***	Filed with the Securities and Exchange Commission pursuant to Rule 14a-6.