Form 10QSB
period 2004-03-31
UNITED FINANCIAL INC
filed 2004-05-17
CIK 1192931

U.S SECURITIES AND EXCHANGE COMMISSION

WASHINGTON DC

Form 10-QSB

(Mark One)

☒	Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004

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

At May 17, 2004, the Registrant had 1,640,565 shares outstanding of its $1 par value common stock.

United Financial, Inc. and Subsidiary

Form 10-QSB

United Financial, Inc. and Subsidiary

Consolidated Balance Sheets

At March 31, 2004 and December 31, 2003

	March 31 2004	December 31 2003
	(Unaudited)
Assets
Cash and due from banks	$1,333,940	$2,012,366
Interest-bearing deposits	30,178	442,666
Federal funds sold	224,000	321,000
Investment securities available for sale	32,186,149	31,278,367
Restricted equity securities	1,213,300	1,138,300
Loans, net of allowance for loan losses of $1,471,982 in 2004 and $1,474,534 in 2003	91,551,259	88,622,431
Loans held for sale	1,385,267	525,247
Property and equipment, net	4,456,699	4,261,851
Real estate owned	198,203	218,203
Accrued income	515,544	458,841
Cash value life insurance	1,468,874	1,429,878
Other assets	970,635	639,795

Total assets	$135,534,048	$131,348,945

Liabilities and Stockholders’ Equity
Liabilities:
Demand deposits	$9,481,067	$9,284,009
Interest bearing	93,836,342	91,813,262

Total deposits	103,317,409	101,097,271
Securities sold under agreements to repurchase	158,917	79,889
Short-term debt	8,000,000	6,000,000
Long-term debt	12,500,000	13,000,000
Accrued interest payable	198,329	174,863
Other liabilities	399,363	535,733

Total liabilities	124,574,018	120,887,756

Stockholders’ equity:
Preferred stock, no par value, 3,000,000 shares authorized; none outstanding	—	—
Common stock, $1 par value; 10,000,000 shares authorized; 1,640,565 shares issued and outstanding at March 31, 2004 1,640,565 shares issued and outstanding at December 31, 2003	1,640,565	1,640,565
Surplus	9,478,221	9,478,221
Retained deficit	(453,999)	(603,631)
Accumulated other comprehensive income	295,243	(53,966)

Total stockholders’ equity	10,960,030	10,461,189

Total liabilities and stockholders’ equity	135,534,048	131,348,945

United Financial, Inc. and Subsidiary

Consolidated Statements of Income (Unaudited)

For the Three Months Ended March 31, 2004 and 2003

	Three month period Ended March 31,
	2004	2003
Interest income
Loans and fees on loans	$1,372,885	$1,443,612
Investment securities, taxable	359,456	282,618
Federal funds sold	1,759	10,026
Deposits with banks	719	8,202

Total interest income	1,734,819	1,744,458
Interest expense
Deposits	536,595	679,002
Securities sold under agreements to repurchase	231	67
Other borrowings	149,645	144,280

Total interest expense	686,471	823,349

Net interest income	1,048,348	921,109
Provision for loan losses	25,000	76,500

Net interest income after provision for loan losses	1,023,348	844,609

Noninterest income
Service charges on deposit accounts	$65,300	$62,215
Other service charges and fees	3,584	3,275
Net realized gains on the sale of securities	28,334	149,595
Fees from the loan sales	59,613	106,913
Investment commissions	38,508	18,423
Increase in cash surrender value of bank owned life insurance	38,996	16,659

Total noninterest income	234,335	357,080
Noninterest expense
Salaries and employee benefits	534,750	486,911
Occupancy	72,162	50,202
Equipment	54,202	57,561
Data processing	59,537	46,295
Advertising	39,614	13,618
Directors fees	28,250	27,900
Professional fees	61,477	40,666
Foreclosed assets, net	4,639	(717)
Other operating expense	253,420	182,970

Total noninterest expense	1,108,051	905,406

Net income	$149,632	$296,283

Basic earnings per share	$0.09	$0.18

Diluted earnings per share	$0.09	$0.18

Weighted average shares outstanding (basic)	1,640,565	1,640,565

Weighted average shares outstanding (diluted)	1,663,326	1,643,275

United Financial, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

For the Three Months Ended March 31, 2004 and 2003

	Common Stock			Retained Earnings (Deficit)	Accumulated Other Comprehensive Income
	Shares	Amount	Surplus			Total
Balance, December 31, 2002	1,640,565	$1,640,565	$9,478,221	$(1,328,124)	$554,249	$10,344,911
Comprehensive income
Net income				296,283	—	296,283
Net change in unrealized appreciation on investment securities available for sale	—	—	—	—	(201,696)	(201,696)
Reclassified securities gains Realized					(149,595)	(149,595)

Total comprehensive income						(55,008)

Balance, March 31, 2003	1,640,565	$1,640,565	$9,478,221	$(1,031,841)	$202,958	$10,289,903

	Common Stock			Retained Earnings (Deficit)	Accumulated Other Comprehensive Income
	Shares	Amount	Surplus			Total
Balance, December 31, 2003	1,640,565	$1,640,565	$9,478,221	$(603,631)	$(53,966)	$10,461,189
Comprehensive income
Net income				149,632	—	149,632
Net change in unrealized appreciation on investment securities available for sale	—	—	—	—	377,543	377,543
Reclassified securities gains Realized					(28,334)	(28,334)

Total comprehensive income						498,841

Balance, March 31, 2004	1,640,565	$1,640,565	$9,478,221	$(453,999)	$295,243	$10,960,030

United Financial, Inc. and Subsidiary

Consolidated Statements of Cash Flows (Unaudited)

For the Three Months Ended March 31, 2004 and 2003

	Three Month Period Ended March 31,
	2004	2003
Cash flows from operating activities
Net income	$149,632	$296,283
Adjustments to reconcile net loss to net cash provided (used) by operations:
Depreciation and amortization	67,506	65,569
Provision for loan losses	25,000	76,500
Increase in cash surrender value of bank owned life insurance	(38,996)	(16,659)
Accretion of discount on securities, net of amortization of premiums	17,071	33,915
Write down of real estate owned	20,000	—
Net realized (gains) on securities	(28,334)	(149,595)
Changes in assets and liabilities:
Loans held for sale	(860,020)	394,043
Accrued income	(56,703)	(10,589)
Other assets	(330,840)	(65,619)
Accrued interest payable	23,466	(21,725)
Other liabilities	(136,370)	(203,059)

Net cash (used) provided by operating activities	(1,148,588)	399,064

Cash flows from investing activities
Net decrease (increase) in interest-bearing deposits	412,488	(1,619,909)
Net decrease in federal funds sold	97,000	1,206,625
Purchases of investment securities	(3,210,155)	(7,267,746)
Sales of investment securities	1,442,805	3,661,563
Maturities of investment securities	1,145,040	1,996,248
Net (increase) decrease in loans	(2,953,828)	346,163
Purchases of property and equipment, net	(262,354)	(9,042)

Net cash used in investing activities	(3,329,004)	(1,686,098)

Cash flows from financing activities
Net increase (decrease) in noninterest bearing deposits	197,058	(295,496)
Net increase in interest bearing deposits	2,023,080	1,100,091
Net increase in securities sold under agreements to repurchase	79,028	48,495
Net proceeds from debt	1,500,000	—

Net cash provided by financing activities	3,799,166	853,090

Net (decrease) in cash and cash equivalents	(678,426)	(433,944)
Cash and cash equivalents, beginning	2,012,366	2,141,626

Cash and cash equivalents, ending	$1,333,940	$1,707,682

Supplemental disclosures of cash flow information
Interest paid	$663,005	$845,074

Taxes paid	$195,691	$-

United Financial, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2004

Note 1. Organization and Operations

Effective September 30, 2002 at 6:01 pm, Alamance National Bank (the “Bank”), with the consent of its shareholders, reorganized and became a wholly-owned subsidiary of United Financial, Inc. (the “ Company”). Under the holding company reorganization agreement, all of the outstanding shares of the Bank’s $5.00 par value common stock were converted into the right to receive $1.00 par value shares of the Company’s common stock in a one-for-one exchange. This transaction has been accounted for in a manner similar to a pooling-of-interests. All periods presented in these interim consolidated financial statements have been restated for the effects of this transaction. The Company currently has no operations and conducts no business on its own other than owning the Bank.

As a result of this reorganization, the Company is registered as a bank holding company with the Federal Reserve Board. The Company files periodic reports with the Securities and Exchange Commission and is subject to regulation by the Federal Reserve Board.

Note 2. Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Certain amounts reported in the period ended March 31, 2003 have been reclassified to conform with the presentation for March 31, 2004. These reclassifications had no effect on net income or stockholders’ equity for the periods presented, nor did they materially impact trends in financial information. In the opinion of management, all adjustments (none of which were other than normal recurring accruals) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included.

Forward Looking Statements

This Report (including information included or incorporated by reference herein) may contain, among other things, certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including, without limitation, (i) statements regarding certain of our goals and expectations with respect to earnings, earnings per share, revenue, expenses and the growth rate in such items, as well as other measures of economic performance, including statements relating to estimates of credit quality trends, and (ii) statements preceded by, followed by or that include the words “may”, “could”, “should”, “would”, “believe”, “anticipate”, “estimate”, “expect”, “intend”, “plan”, “projects”, “outlook” or similar expressions. These statements are based upon the current beliefs and

United Financial, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2004

expectations of our management and are subject to significant risks and uncertainties. Actual results may differ from those set forth in the forward-looking statements. These forward-looking statements involve certain risks and uncertainties that are subject to change based on various factors (many of which are beyond our control).

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

The organization and business of the Company, accounting policies followed, and other information are contained in the notes to the financial statements of the Company as of and for the years ended December 31, 2003 and 2002 have been filed with the SEC as part of the Company’s Annual Report on Form 10–KSB. These financial statements should be read in conjunction with the annual financial statements.

Note 3. Stock Options and Awards

The Company accounts for its stock option plan under the intrinsic value method in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense is recorded only if the current market price of the underlying stock exceeds the exercise price on the date of the grant. As required by the Statement of Financial Accounting Standards, (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure” the Company provides pro forma net income and pro forma earnings per share disclosures for employee stock option grants. The following table illustrates the effect on net

United Financial, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2004

income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

	Three Month Period Ended March 31,
	2004	2003
	(In thousands)
Net income, as reported	$149,632	$296,283
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards granted since July 1, 1995	(17,630)	(17,630)

Pro forma net income	$132,002	$278,653

Earnings per share
Basic-as reported	$.09	$.18

Basic-pro forma	$.08	$.17

Diluted-as reported	$.09	$.18

Diluted-pro forma	$.08	$.17

United Financial Inc. and Subsidiary

Management’s Discussion and Analysis of Financial Condition and Results of Operations

March 31, 2004

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

The Company offers a wide range of banking services including checking and savings accounts; commercial, installment, mortgage and personal loans; safe deposit boxes; and other associated services. In addition, the Company offers investment and insurance products through its wholly owned subsidiary Premier Investment Services, Inc. (hereinafter “Premier”). The Company’s primary sources of revenue are interest income from its commercial and real estate lending activities and, to a lesser extent, from its investment portfolio. The Company also earns fees from lending and deposit activities, as well as investment and insurance products. The major expenses of the Company are interest on deposit accounts and general and administrative expenses, such as salaries, occupancy and related expenses.

The Company’s current market areas are Alamance County and Orange County, both located in Central North Carolina. In Alamance County, which is approximately thirty miles east of Greensboro and thirty miles west of Durham, the Company’s emphasis has been on the city of Graham and the southern and eastern portions of Alamance County. The OCC approved the Bank’s application for a new branch in West Burlington in the first quarter of 2003. The Bank broke ground on construction in the fourth quarter of 2003 and anticipates a branch opening in the third quarter of 2004. While the branch is under construction, the Bank has leased office space in West Burlington which is housing a mortgage loan originator. The Company has designated Hillsborough as its base of operations in Orange County, which borders the Research Triangle Park. The population of Alamance County is approximately 122,000, while Orange County has a population of approximately 108,000. Both Graham and Hillsborough serve as the county seat for their respective counties.

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

United Financial Inc. and Subsidiary

Management’s Discussion and Analysis of Financial Condition and Results of Operations

March 31, 2004

Comparison of Financial Condition

Total assets at March 31, 2004 were $136 million, compared with $131 million at December 31, 2003, an increase of $5 million, or 4%. Net loans have increased from $89 million at December 31, 2003 to $92 million at March 31, 2004, while loans held for sale increased $900,000, from $500,000 at December 31, 2003 to $1.4 million at March 31, 2004. Total liabilities at March 31, 2004 were $125 million compared with $121 million at December 31, 2003, an increase of $4 million, or 3%. Deposits at March 31, 2004 were $103 million compared with $101 million at December 31, 2003. Other borrowings increased $1.5 million, from $19 million at December 31, 2003 to $20.5 million at March 31, 2004. Total equity increased from $10.5 million at December 31, 2003 to $11 million at March 31, 2004.

Results of Operations

General. The Company recorded a profit of $150,000 for the three months ended March 31, 2004, compared with $296,000 for the three months ended March 31, 2003. Earnings per share (both diluted and basic) were $.09 for the three months ended March 31, 2004 compared with $.18 per share (both diluted and basic) in 2003. However, earnings for 2003 included securities gains of $150,000, or $.09 per share (both basic and diluted) compared with $28,000, or $.02 per share (both basic and diluted) in 2004. Excluding gains from the sale of investments, earnings decreased from $146,000 to $122,000.

Net interest income. Like most financial institutions, the primary component of earnings for the Company is net interest income. Net interest income is the difference between interest income, principally from the loan and investment securities portfolios, and interest expense, principally on customer deposits and borrowings. Changes in net interest income result from changes in volume and spread. For this purpose, volume refers to the average dollar level of interest-earning assets and interest-bearing liabilities. Spread refers to the difference between the average yield on interest-earning assets and the average cost of funds. During the quarter, the Company generated approximately $1,048,000 of net interest income, compared with approximately $921,000 during the first quarter of 2003. The increase in net interest income is due primarily to increased net interest margins as well as growth in earning assets. Net interest margins (net interest income divided by average earning assets net of the allowance for loan loss) increased 18 basis points, from 3.16% at March 31, 2003 to 3.34% at March 31, 2004. Average net earning assets increased from $117 million in 2003 to $124 million at March 31, 2004. The yield on average net earning assets declined 43 basis points, from 5.98% in 2003 to 5.55% in 2004. Average interest bearing liabilities increased $7 million, from $105 million to $112 million. The total cost of funds decreased 65 basis points, from 2.92% to 2.27%.

United Financial Inc. and Subsidiary

Management’s Discussion and Analysis of Financial Condition and Results of Operations

March 31, 2004

In anticipation of higher interest rates during the remainder of 2004, management expects that a portion of short term secured borrowings will be prepaid with and replaced with longer term advances. The purpose of the change will be to secure longer term funding at historically attractive rates. However, this may cause margin compression in future quarters.

Non-interest income. Non-interest income consists of revenues generated from a variety of financial products and services, as well as gains from the sale of loans and investments and increases in cash surrender value of bank owned life insurance. The majority of non-interest income results from service charges on deposit accounts consisting of account fees, insufficient check charges, and sales of checks. Non-interest income is also derived from non-depository products and services. For the three months ended March 31, 2004, non-interest income was approximately $234,000, a decrease of $123,000, or 34% compared with $357,000 generated during the three months ended March 31, 2003. However, non-interest income for the three months ended March 31, 2003 included $150,000 of realized gains on the sale of available for sale securities, compared with $28,000 for the three months ended March 31, 2004. Fees from the sale of brokered loans decreased $47,000, or 44%, during 2004 due to a sharp reduction in refinancing activity which was prevalent in recent years due to the low interest rate environment during 2002 and 2003. Service charges and deposit account fees increased by approximately $3,000. Commissions earned from the sale of investment products increased approximately $20,000, or 111%. The increase was due to improved market conditions during the period. The cash surrender value of life insurance increased from $17,000 in 2003 to $39,000 during 2004

Non-interest expense. Total non-interest expense increased from approximately $905,000 in the first quarter of 2003 to $1.1 million during the first quarter of 2004, an increase of $195,000 or 22%. Salaries and benefits increased $48,000, or 10% due primarily to higher staffing levels as well as increased benefits than incurred during the prior year. Occupancy expense increased $22,000, or 44% during the first quarter of 2004. Factors behind the increase are increased building depreciation, rental expense, utilities and property tax expense and other maintenance costs. The increase in rental expense is due to the occupation of temporary office space in Burlington which is housing a loan production office until the permanent branch is completed. Data processing expense increased $13,000, or 29% during the quarter. Equipment expense decreased $3,000, or 6% during 2004 due primarily to lower depreciation and building maintenance costs. Expenses related to foreclosed assets increased $5,000 due to an increase in foreclosed properties during 2004 relative to 2003.

Advertising expenses increased $25,000 during the first quarter of 2004 compared with 2003. The Company increased advertising during 2004 in order to increase name recognition in the Burlington market. In addition, the Company launched a “Get in Free” ATM campaign designed to attract new deposit accounts by waiving surcharges on foreign ATM machines.

United Financial Inc. and Subsidiary

Management’s Discussion and Analysis of Financial Condition and Results of Operations

March 31, 2004

During the first quarter of 2004, the Company reduced the carrying value of one foreclosed asset by $20,000. This write down was due to a change in the estimated fair value of the property. Professional fees include accounting and auditing fees, legal fees, as well as other consulting advisory fees, and increased by approximately $20,000. Other operating expense increased $70,000. Printing and supplies increased approximately $27,000 due to the updating of operational items as well as the printing of promotional items. Other losses increased by $6,000.

The Company implemented a non-qualifying deferred compensation plan in late 2002 for certain key executive officers. The Company has purchased life insurance policies on the participating officers in order to provide future funding of benefit payments. Benefits will accrue based upon the performance of the underlying life insurance policies both during employment and after retirement. Such benefits will continue to accrue and be paid throughout each participant’s life assuming satisfactory performance of the funding life insurance policies. The plan also provides for payment of death or disability benefits in the event a participating officer becomes permanently disabled or dies prior to attainment of retirement age. During 2004, a provision of approximately $6,000 was expensed for future benefits to be provided under this plan, compared with $11,000 in 2003.

The Bank has established a Directors Deferred Compensation Plan in accordance with the laws of the State of North Carolina. Each Director may elect to defer receipt of fees for services rendered to the Bank as a Director during the term of his or her service by entering into a written deferred compensation election. The Bank matches 25% of the Director’s deferral. The deferred compensation and the Bank match are paid into a Rabbi Trust established expressly for the Plan, where they are invested in the Company’s common stock each quarter. The Bank’s match was $3,900 during the first quarter of 2004, compared with $4,300 in the comparable period of 2003.

Earnings for 2004 will be impacted by the opening of the branch in Burlington, which is expected to occur either late in the second quarter or early in the third quarter. Management anticipates additional expenses associated with the opening of the branch of approximately $180,000 to $200,000 due to higher personnel costs, occupancy and equipment expense, and other operating expenses.

Return on average assets and equity was .45% and 5.58%, respectively, for the first quarter of 2004, compared with .95% and 10.92% during the comparable period of 2003. The decrease is due attributed primarily to the fact that the first quarter of 2003 included investment gains of $150,000.

Provision for Loan Losses

The allowance for loan losses is established through periodic charges to earnings in the form of a provision for loan losses. Increases to the allowance for loan losses occur as a result of

United Financial Inc. and Subsidiary

Management’s Discussion and Analysis of Financial Condition and Results of Operations

March 31, 2004

provisions charged to operations, recoveries of amounts previously charged-off. Decreases to the allowance occur when loans are charged-off. Management evaluates the adequacy of our allowance for loan losses on a quarterly basis. The evaluation of the adequacy of the allowance for loan losses involves the consideration of loan growth, loan portfolio composition and industry diversification, historical loan loss experience, current delinquency levels, adverse conditions that might affect a borrower’s ability to repay the loan, estimated value of underlying collateral, prevailing economic conditions and all other relevant factors derived from the Company’s limited history of operations. Because of our limited history, we also consider the loss experience history and allowance ratios of other similar community banks and the knowledge and expertise obtained by management and senior lending officers from prior years experience at former institutions. Additionally, as an important component of their periodic examination process, regulatory agencies review the allowance for loan losses and may require additional provisions based on judgments that differ from those of management.

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

Management has developed a model for determining the allowance for loan losses. The model distinguishes between loans that will be evaluated as a group by loan category and those loans to be evaluated individually. Using the various evaluation factors mentioned above, management assigns a predetermined allowance percentage for each major loan category. Loans that exhibit an acceptable level of risk per the internal loan grading system are grouped by loan category and multiplied by the associated allowance percentage to determine an adequate level of allowance for loan losses.

Based on the loan grading system, management maintains an internally classified watch list. Loans classified as watch list credits, and those loans that are not watch list credits but possess other characteristics which, in the opinion of management, suggest a higher degree of inherent risk are assigned higher allowance percentages. Using the data gathered during the quarterly evaluation process, the model calculates an acceptable range for allowance for loan losses. Management and the Board of Directors are responsible for determining the appropriate level of the allowance for loan losses within that range.

The allowance for loan losses represents management’s estimate of an amount adequate to provide for known and inherent losses in the loan portfolio in the normal course of

United Financial Inc. and Subsidiary

Management’s Discussion and Analysis of Financial Condition and Results of Operations

March 31, 2004

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

At March 31, 2004, the allowance stood at approximately $1.5 million, compared with $1.6 million at March 31, 2003. The allowance for loan losses, as a percentage of gross loans, was 1.56%, and 1.77% as of March 31, 2004 and 2003, respectively. The declining ratio is due to the decrease in loan growth which the Company experienced during the last two years, as well as the increase in net charge offs which the Company experienced during this time.

During the three months ended March 31, 2004, $25,000 was provided for loan losses, which compares to approximately $76,500 for the three months ended March 31, 2003, a decrease of $51,500, or 67%. During 2004, the Company experienced loan losses totaling $36,000, and also had recoveries of $8,000. During 2003, the Company experienced loan losses totaling $79,000, and also had recoveries of $11,000.

The following table describes the activity relating to our allowance for loan losses for the three months ended March 31 for the periods indicated:

	(In thousands)
	2004	2003
Beginning balance	1,475	1,586
Provision for loan loss	25	77
Charge offs:
Commercial	17	28
Real estate	—	—
Consumer	19	51

Total	36	79
Recoveries	8	11

Ending balance	1,472	1,595

United Financial Inc. and Subsidiary

Management’s Discussion and Analysis of Financial Condition and Results of Operations

March 31, 2004

At March 31, 2004, $347,000 of the reserve was specifically allocated for loans totaling $2 million, compared with $61,000 for loans totaling $404,000 at March 31, 2003. At March 31, 2004, approximately $20,000 of the allowance was unallocated to a specific loan or group of loans, compared to $10,000 in 2003.

Asset Quality

Nonperforming assets are defined as nonaccrual loans, and unsecured loans greater than 60 days delinquent and still accruing interest, restructured loans, and foreclosed, repossessed and idled properties. A loan is placed on nonaccrual status when, in management’s judgment, the collection of interest appears doubtful. While a loan is on nonaccrual status, the Company’s policy is that all cash receipts are applied to principal. Once the recorded principal balance has been reduced to zero, future cash receipts are applied to recoveries of any amounts previously charged off. Further cash receipts are recorded as interest income to the extent that any interest has been foregone. The accrual of interest is discontinued on loans that become 90 days past due with respect to principal or interest. In some cases, where borrowers are experiencing financial difficulties, loans may be restructured to provide terms significantly different from the original terms. Certain credit risks are inherent in making loans, particularly commercial and consumer loans. Management assesses these risks and attempts to manage them effectively. The Company also attempts to reduce repayment risks by adhering to internal credit underwriting policies and procedures discussed earlier.

At March 31, 2004, the Company had three foreclosed properties in the amount of $198,000, compared with $218,000 at December 31, 2003 and $0 at March 31, 2003. The Company carries each property at the lower of cost or estimated fair value. After foreclosure, valuations are periodically performed by management. Therefore, there can be no assurances that additional write downs of the property will not be necessary. In addition, regulatory agencies, as a part of their routine examination process, periodically review the Company’s allowances for foreclosed real estate losses. Such agencies may require the Company to recognize additions to the allowance as a charge to current period income, based on their judgments about information available to them at the time of their examination. Therefore, it is possible that allowances for foreclosed real estate losses may change materially in the near term. At March 31, 2004, each foreclosed property had been held less than 12 months. The Company incurred approximately $5,000 in foreclosure expense during the first quarter of 2004, compared with a small recovery of previous expenses of $1,000 during the first quarter of 2003.

Nonaccruing loans totaled $753,000 at March 31, 2004, compared with $1.2 million at March 31, 2003 and $644,000 at December 31, 2003. At March 31, 2004, approximately $630,000 in nonaccrual loans were secured by real estate, $57,000 by business collateral, and

United Financial Inc. and Subsidiary

Management’s Discussion and Analysis of Financial Condition and Results of Operations

March 31, 2004

$66,000 by consumer collateral. Approximately $10,000 was unsecured. At March 31, 2004, there were $16,000 in loans delinquent 90 days or greater and still accruing interest.

At March 31, 2004, the Company had restructured loans of $408,000, compared with $675,000 at March 31, 2003 and $420,000 at December 31, 2003. There were no delinquent restructured loans which were delinquent at March 31, 2004 or 2003, or December 31, 2003.

On December 31, 2003, property securing a $1.2 million loan was destroyed in a fire. A claim has been filed by the borrower with the insuror that issued the insurance policy on this property. As a result of a clerical error, a question has arisen as to the validity of the Company’s position as loss payee under the insurance policy. The claim is being reviewed by the insurance company and counsel for the Company.

Loans

The Company strives to maintain its loan portfolio in accordance with what management believes are conservative loan underwriting policies that result in loans specifically tailored to the needs of the Company’s market areas. Every effort is made to identify and minimize the credit risks associated with such lending strategies. The Company has no foreign loans, few agricultural loans and does not engage in lease financing. The Company does provide lines of credit to fund automobile dealer floor plans of approximately $3 million. The majority of loans discussed below as “real estate” loans are primarily commercial loans where real estate provides additional security for the loan. Collateral for virtually all of these loans is located within the Company’s principal market area. The Company participates in loans with other financial institutions in North Carolina, South Carolina, and Virginia. Loan participations increased from $6.2 million at December 31, 2003 to $8.8 million at March 31, 2004. Management anticipates the loan participations will continue to increase during the year in order to supplement local lending volume and increase the Company’s overall level of earning assets. These loans undergo the same approval process as loans originated within the Company’s primary operating areas.

Average net loans totaled $90 million during the first quarter of 2004 as compared with $88 million in 2003. Management expects the Company’s loan portfolio to continue to increase moderately over the next fiscal year as a result of growth in the Company’s lending staff, planned expansion into new markets, and increase in loan participations with other financial institutions. Management views the ability to acquire high quality loan assets to be essential to the Company’s growth and profitability. Accordingly, continued expansion of loan production capacity is anticipated for the foreseeable future.

The majority of the Company’s loan portfolio growth continues to be centered in real estate loans. These loans comprise 76.21% of the total loan portfolio at March 31, 2004, compared with 75.97% in December of 2003.

United Financial Inc. and Subsidiary

Management’s Discussion and Analysis of Financial Condition and Results of Operations

March 31, 2004

Interest rates charged on loans vary with the degree of risk, maturity and amount of the loan. Competitive pressures, money market rates, availability of funds, and government regulation also influence interest rates. On average, the Company’s loan portfolio yielded approximately 6.02% during the first quarter of 2004, compared with 6.57% during 2003.

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

The Company has investment securities with an amortized cost of $31.9 million at March 31, 2004. All investments are accounted for as available for sale under Financial Accounting Standards Board (FASB) No. 115 and are presented at their fair market value of $32.2 million. The Company’s investment in debt securities at March 31, 2004, consists of $21.4 million in mortgage-backed securities, $5.7 million in collateralized mortgage obligations, $3.2 million in U.S. Government sponsored agency securities, and $1.9 million in municipal securities. At March 31, 2004, the portfolio had a weighted average yield (tax equivalent) of 4.6% and a weighted average life of 5.6 years. Investments of $23 million are pledged as collateral at March 31, 2004.

The Company owned $900,000 of Federal Home Loan Bank stock at March 31, 2004, compared with $825,000 at December 31, 2003.

United Financial Inc. and Subsidiary

Management’s Discussion and Analysis of Financial Condition and Results of Operations

March 31, 2004

The Bank is a limited partner in a North Carolina limited liability partnership established to provide mezzanine financing for eligible companies located in the Southeastern United States. The mezzanine fund operates as a Small Business Investment Company (“SBIC”). The Bank has committed to invest $500,000 in the fund, which will have an original term of 10 years, with two one-year extensions. The Bank’s pro rata interest in the entire fund is 2.35%. Through March 31, 2004, the Bank had received capital calls of $175,000, which is included in other assets.

Deposits

Deposits acquired in the Company’s local market area are its principal source of funding for lending and investing activities. Acquisition of high quality loan assets remains management’s primary goal in the overall growth of the Company’s balance sheet. In addition, accumulation of deposits, particularly lower cost deposits, continues to be viewed as critical for profitable growth and as a principal component in development of the Company’s long term franchise value. However, a significant portion of deposits are viewed as commodities and must be priced accordingly. During the first quarter of 2004, management utilized this pricing philosophy with respect to the Company’s certificates of deposit as a key marketing strategy for the generation of new deposit relationships. At March 31, 2004, certificates of deposit comprised 74% of the Company’s deposit base as compared to 73% at December 31, 2003. Management expects to use certificate of deposit pricing to initially attract depositors and attract core deposits as well as provide other banking products. Accordingly, it is anticipated that certificates of deposit will continue to make up a significant portion of the Company’s primary funding over the near term.

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

Deposits at March 31, 2004 totaled approximately $103 million, compared with $101 million at December 31, 2003. The increase in total deposits is due primarily to growth in certificates of deposit, which increased $2 million.

United Financial Inc. and Subsidiary

Management’s Discussion and Analysis of Financial Condition and Results of Operations

March 31, 2004

The Company has used brokered deposits in order to fund loans as well as execute leveraged investment transactions. At March 31, 2004, the Company had issued approximately $24.6 million in brokered deposits, compared with $24 million at December 31, 2003. At March 31, 2004, scheduled brokered deposit maturities were $9.4 million, $13.8 million, and $1.4 million in 12 months, 12-36 months, and greater than 36 months, respectively. Overall, these deposits have a weighted average maturity of approximately 17 months and a weighted average rate of 2.9%. The Company anticipates brokered deposits will continue to be utilized in order to supplement liquidity.

Liquidity

The Company’s liquidity is determined by its ability to convert assets to cash or acquire alternative sources of funds to meet the needs of its customers who are withdrawing or borrowing funds, and to maintain required reserve levels, pay expenses and operate the Company on an ongoing basis. The Company’s primary liquidity sources are net income from operations, cash and due from banks, federal funds sold and other short-term investments, and borrowings from the FHLB. In addition, the Company has the ability, on a short-term basis, to purchase federal funds from other financial institutions. Finally, the Company has used the Internet as a source for attracting deposits from businesses, retirement plans, and other financial institutions. At March 31, 2004, these deposits totaled $6 million, or 6% of total deposits. In accordance with regulatory guidance, the Company has controls in place to monitor brokered and rate sensitive deposits. The Company has found rates paid on these deposits to be similar to rates paid to its retail customers. Since the Company is “well capitalized” for regulatory purposes, there are no restrictions on brokered deposit activity. At March 31, 2004, the Company’s loan to deposit ratio was 89.95%. This compares with a ratio of 88.18% at December 31, 2003 and 87.16% at March 31, 2003. Management believes that the Company has sufficient liquidity to meet all funding needs for the foreseeable future and expects long-term liquidity needs to be met through growth of its deposits.

Other Borrowings

At March 31, 2004, the Company had other borrowings of $20.5 million. Other borrowings consist of secured borrowing agreements with the Federal Home Loan Bank of Atlanta (“FHLBA”) totaling $18 million and subordinated debt with another financial institution of $2.5 million. $8 million of the debt with the FHLBA is classified as short term debt.

The Company has a $7.5 million advance from the FHLBA which matures on August 19, 2004. The advance rate adjusts daily and is tied to the FHLBA overnight rate plus 30 basis points. The advance matures in August of 2004, and can be prepaid without penalty.

United Financial Inc. and Subsidiary

Management’s Discussion and Analysis of Financial Condition and Results of Operations

March 31, 2004

The Company has three fixed rate advances totaling $3.5 million with the FHLBA at March 31, 2004. The first advance is for $500,000 and matures on February 8, 2005. The rate is 4.40%. The second advance is for $500,000 and matures on February 8, 2006. The rate is 4.93%. The third advance is for $2.5 million and matures on July 26, 2007. The rate is 4.33%.

The Company has three convertible rate advances totaling $7 million. The first advance is for $1 million, has a fixed rate of 4.40% and matures in January 2011. However, the advance is callable on a quarterly basis, at which point the Company may elect to convert the advance to LIBOR-based floating advance at 3-month LIBOR rate of interest. The second advance is for $3 million, has a fixed rate of 4.49%, and matures in July 2011. The borrowing is callable by the FHLBA quarterly thereafter, at which point the Company may elect to convert the advance to LIBOR- based floating advance at 3-month LIBOR rate of interest. The third advance is for $3 million, has a fixed rate of 2.88% and matures in September 2007. However, the advance is subject to a one-time call by the FHLBA in September 2005, at which point the Company may elect to convert the advance to LIBOR-based floating advance at 3-month LIBOR rate of interest. If the advance is not called, it becomes a fixed rate advance until maturity.

In March 2001, the Bank issued subordinated debt in the principal amount of $2.5 million to a financial institution. The debenture matures on April 1, 2008 and floats at Wall Street Journal Prime less 100 basis points. The purpose of the transaction was to provide additional Tier 2 capital for the Company. Under the Federal Reserve’s risk based capital guidelines, banks may include in Tier 2 capital long-term subordinated debt that meets certain conditions. The $2.5 million is intended to be treated as capital rather than debt of the Company for the purposes of capital adequacy guidelines. The debt is subordinated to that of general creditors, is unsecured, and does not contain provisions that permit the holder to require payment of principal prior to maturity except in the case of the Company’s bankruptcy or receivership. In the event of insolvency, this subordinated debt would be paid after general creditors but before any distribution to shareholders.

The Company has established credit facilities to provide additional liquidity if and as needed, consisting of $5,000,000 in unsecured lines of credit with correspondent banks. The Company also has available credit under secured lines of credit of $3.5 million.

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

March 31, 2004

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

At March 31, 2004, the Company had commitments to extend credit of $12.5 million. Commitments to fund letters of credit totaled $319,000. The Company is committed to fund $325,000 in a limited liability partnership established to provide mezzanine financing for eligible companies located in the southeastern United States. The Company has additional commitments of $420,000 in order to complete the construction of the new branch in Burlington.

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

March 31, 2004

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

The amounts of loans and deposits which reprice or mature within a particular period were determined in accordance with the contractual terms. The repricing of investments is based on projected cash flows at March 31, 2004. Loans with adjustable rates which have not reached a floor or ceiling are shown as being due at the end of the next upcoming adjustment period. Loans which have reached a floor or ceiling are shown as changing at maturity. Money market deposit accounts and negotiable order of withdrawal or other transaction accounts are assumed to be subject to immediate repricing and depositor availability and have been placed in the shortest period. In making the gap computations, none of the assumptions sometimes made regarding prepayment rates and deposit decay rates have been used for any interest-earning assets or interest-bearing liabilities. In addition, the estimates do not reflect scheduled principal payments that will be received throughout the lives of the loans. The interest rate sensitivity of the Company’s assets and liabilities would vary substantially if different assumptions were used or if actual experience differs from that indicated by such assumptions. As of March 31, 2004, the Company has a negative interest rate gap of 67.35% of total earning assets in the one-year time frame. The Company has $4 million of convertible rate advances from the FHLBA which are currently subject to call by the issuer. The increase in interest rates during the first quarter, as well as subsequent to the first quarter, has increased the likelihood that these advances could be called during the next twelve months. In the event that these are called, the Company has the option to pay the advances or convert them to adjustable rate advances which would be tied to three month LIBOR, increasing the Company’s negative gap to 63.97%.

Capital

The Company and Bank are required by their own policies and by applicable federal regulations to maintain certain capital levels. Because the Company was formed in June 2002 and has no significant assets other than the investment in the Bank, there is no material difference between Consolidated and Bank only ratios. In an effort to achieve a measurement of capital adequacy that is sensitive to the individual risk profiles of financial institutions, the various financial institution regulators have minimum capital guidelines that categorize various components of capital and types of assets and measure capital adequacy in

United Financial Inc. and Subsidiary

Management’s Discussion and Analysis of Financial Condition and Results of Operations

March 31, 2004

relation to the financial institution’s relative level of those capital components and the level of risk associated with various types of assets of that financial institution. The guidelines call for minimum adjusted total capital of 8% of risk-adjusted assets. As of March 31, 2004, the Bank’s total risk-based capital ratio was 14.56%. This compares with 15% at December 31, 2003 and 15.21% at March 31, 2003.

In addition to the risk-based capital requirements described above, the Bank is subject to a leverage capital requirement, which calls for a minimum ratio of leverage capital, as defined in the regulations, to quarterly average total assets of 3-5%. As of March 31, 2004, the Bank’s leverage capital ratio was 8.16%. This compares with 8.01% at December 31, 2003 and 8.13% at March 31, 2003.

Neither the Company nor the Bank is aware of any recommendations of regulatory authorities or otherwise which, if they were to be implemented, would have a material effect on its capital resources, or operations.

Impact of Inflation on Changing Prices

A commercial bank has an asset and liability composition that is distinctly different from that of a company with substantial investments in plant and inventory because the major portions of its assets are monetary in nature. As a result, a bank’s performance may be significantly influenced by changes in interest rates. Although the banking industry is more affected by changes in interest rates than by inflation in the prices of goods and services, inflation is a factor that may influence interest rates. However, the frequency and magnitude of interest rate fluctuations do not necessarily coincide with changes in the general inflation rate. Inflation does affect operating expenses in that personnel expenses and the cost of supplies and outside services tend to increase more during periods of high inflation.

Item 3.	United Financial, Inc. and Subsidiary Controls and Procedures

March 31, 2004

The Company’s Chief Executive Officer and Chief Financial Officer have conducted an evaluation of the Company’s disclosure controls and procedures as of March 31, 2004. Based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the applicable Securities and Exchange Commission rules and forms. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the most recent evaluation of these controls by the Company’s Chief Executive Officer and Chief Financial Officer, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

There were no material legal proceedings pending at March 31, 2004, against the Company or the Bank, other than ordinary routine litigation incidental to their respective businesses, to which the Company or the Bank is a party or of which any of their property is the subject. It is to be expected that various actions and proceedings may be anticipated to be pending or threatened against, or to involve, the Company or the Bank from time to time in the ordinary course of business. Some of these may from time to time involve large demands for compensatory and/or punitive damages. At the present time, management knows of no pending or threatened litigation the ultimate resolution of which would have a material adverse effect on the Company’s financial position or results of operations.

ITEM 2.	CHANGES IN SECURITIES, AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibit 31.1 Certification Pursuant to Rule 13a-14(a).

Exhibit 31.2 Certification Pursuant to Rule 13a-14(a).

(b)	Exhibit 32.1 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(c)	During the quarter ended March 31, 2004, the following Current Reports on Form 8-K were filed with the Securities Exchange Commission:

Form 8-K, dated February 6, 2004, reported on fourth quarter and year end earnings for 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

United Financial, Inc.

Date: May 17, 2004	/s/ William M. Griffith, Jr.

William M. Griffith, Jr. President & Chief Executive Officer (Duly Authorized Officer)