Form 10QSB/A
period 2004-03-31
UNITED FINANCIAL INC
filed 2004-06-28
CIK 1192931

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON DC

Form 10-QSB/A

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

At May 14, 2004, the Registrant had 1,640,565 shares outstanding of its $1 par value common stock.

EXPLANATORY NOTE

Registrant timely filed its Quarterly Report on Form 10-QSB for the first quarter ended March 31, 2004 with the Securities and Exchange Commission on May 17, 2004. It has come to Registrant’s attention, however, that one of the required signature blocks was inadvertently omitted during the filing process. Registrant is filing this Amendment No. 1 to its Form 10-QSB in order to correct this inadvertent omission. The hard copy of Registrant’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004 was properly executed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

United Financial, Inc.

Date: May 17, 2004

/s/ William M. Griffith, Jr.
William M. Griffith, Jr.
President & Chief Executive Officer
(Duly Authorized Officer)

/s/ William E. Swing, Jr.
William E. Swing, Jr.
Senior Vice President, Chief Financial Officer
& Principal Accounting Officer