Form 10QSB
period 2004-06-30
UNITED FINANCIAL INC
filed 2004-08-16
CIK 1192931

U.S SECURITIES AND EXCHANGE COMMISSION

WASHINGTON DC

Form 10-QSB

(Mark One)

☒	Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004

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

At August 13, 2004, the Registrant had 1,640,565 shares outstanding of its $1 par value common stock.

United Financial, Inc.

Form 10-QSB

Part I. FINANCIAL INFORMATION

Item I-Financial Statements

United Financial, Inc.

Consolidated Balance Sheets

At June 30, 2004 and December 31, 2003

	(Unaudited)
	June 30 2004	December 31 2003
Assets
Cash and due from banks	$2,054,246	$2,012,366
Interest-bearing deposits	525,163	442,666
Federal funds sold	2,177,000	321,000
Investment securities available for sale	34,548,025	31,278,367
Restricted equity securities	1,538,300	1,138,300
Loans, net of allowance for loan losses of $1,562,062 in 2004 and $1,474,534 in 2003	94,125,629	88,622,431
Loans held for sale	824,071	525,247
Property and equipment, net	4,775,386	4,261,851
Real estate owned	76,500	218,203
Accrued income	479,726	458,841
Cash value life insurance	1,485,952	1,429,878
Other assets	902,177	639,795

Total assets	$143,512,175	$131,348,945

Liabilities and Stockholders’ Equity

Liabilities:
Demand deposits	$10,307,226	$9,284,009
Interest bearing	95,567,770	91,813,262

Total deposits	105,874,996	101,097,271

Securities sold under agreements to repurchase	116,825	79,889
Short-term debt	5,500,000	6,000,000
Long-term debt	21,500,000	13,000,000
Accrued interest payable	193,663	174,863
Other liabilities	503,096	535,733

Total liabilities	133,688,580	120,887,756

Stockholders’ equity:
Preferred stock, no par value, 3,000,000 shares authorized; none outstanding	—	—
Common stock, $1 par value; 10,000,000 shares authorized; 1,640,565 shares issued and outstanding at June 30, 2004 1,640,565 shares issued and outstanding at December 31, 2003	1,640,565	1,640,565
Surplus	9,478,221	9,478,221
Retained deficit	(321,354)	(603,631)
Accumulated other comprehensive income	(973,837)	(53,966)

Total stockholders’ equity	9,823,595	10,461,189

Total liabilities and stockholders’ equity	$143,512,175	$131,348,945

See accompanying notes

United Financial, Inc.

Consolidated Statements of Income (Unaudited)

For the Three and Six Months Ended June 30, 2004 and 2003

	Three month period Ended June 30,		Six month period Ended June 30,
	2004	2003	2004	2003
Interest income
Loans and fees on loans	$1,414,192	$1,409,590	$2,787,077	$2,853,202
Investment securities, taxable	365,274	245,657	724,729	528,275
Federal funds sold	620	5,255	2,379	15,281
Deposits with banks	1,113	7,365	1,831	15,567

Total interest income	1,781,199	1,667,867	3,516,016	3,412,325

Interest expense
Deposits	531,206	646,071	1,067,801	1,325,073
Other borrowings	180,427	145,983	330,303	290,331

Total interest expense	711,633	792,054	1,398,104	1,615,404

Net interest income	1,069,566	875,813	2,117,912	1,796,921

Provision for loan losses	144,410	33,468	169,410	109,968

Net interest income after provision for loan losses	925,156	842,345	1,948,502	1,686,953

Noninterest income
Service charges on deposit accounts	69,199	61,253	134,499	123,474
Other service charges and fees	3,862	2,956	7,443	6,230
Fees from loan sales	97,583	89,870	157,194	196,783
Investment commissions	57,760	11,440	96,272	29,865
Increase in cash surrender value of bank owned life insurance	17,078	14,290	56,074	30,944
Net realized gains on sale of securities	—	65,651	28,334	215,246
Net realized gains on sale real estate	18,515	—	18,515	—
Other operating income	17,000	—	17,000	—

Total noninterest income	280,997	245,460	515,331	602,542

Noninterest expense
Salaries and employee benefits	593,960	459,469	1,128,709	946,326
Occupancy	67,035	58,427	139,196	108,628
Equipment	49,360	55,395	103,562	112,957
Data processing	55,375	58,554	114,912	104,849
Advertising	33,413	26,512	73,028	40,130
Directors fees	25,050	28,400	53,300	56,300
Professional fees	38,416	52,950	103,168	94,386
Foreclosed assets, net	928	8,757	5,568	8,040
Other operating expense	209,972	176,702	460,113	358,957

Total noninterest expense	1,073,509	925,166	2,181,556	1,830,573

Net income	$132,644	$162,639	$282,277	$458,922

Basic earnings per share	$.08	$.10	$.17	$.28

Diluted earnings per share	$.08	$.10	$.17	$.28

Weighted average shares outstanding
Basic	1,640,565	1,640,565	1,640,565	1,640,565
Diluted	1,654,114	1,647,262	1,658,720	1,644,695

See accompanying notes

United Financial, Inc.

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

For the Six Months Ended June 30, 2004 and 2003

	Common Stock		Surplus	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income	Total
	Shares	Amount
Balance, December 31, 2002	1,640,565	$1,640,565	$9,478,221	$(1,328,124)	$554,249	$10,344,911

Comprehensive income
Net income				458,922	—	458,922

Net change in unrealized appreciation on investment securities available for sale	—	—	—	—	(76,681)	(76,681)

Reclassified securities gains realized					(215,246)	(215,246)

Total comprehensive income						166,995

Balance, June 30, 2003	1,640,565	$1,640,565	$9,478,221	$(869,202)	$262,322	$10,511,906

	Common Stock		Surplus	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income	Total
	Shares	Amount
Balance, December 31, 2003	1,640,565	$1,640,565	$9,478,221	$(603,631)	$(53,966)	$10,461,189

Comprehensive income
Net income				282,277	—	282,277

Net change in unrealized appreciation on investment securities available for sale	—	—	—	—	(891,537)	(891,537)

Reclassified securities gains realized					(28,334)	(28,334)

Total comprehensive income						(637,594)

Balance, June 30, 2004	1,640,565	$1,640,565	$9,478,221	$(321,354)	$(973,837)	$9,823,595

See accompanying notes

United Financial, Inc.

Consolidated Statements of Cash Flows (Unaudited)

For the Six Months Ended June 30, 2004 and 2003

	Six Month Period Ended June 30,
	2004	2003
Cash flows from operating activities
Net income	$282,277	$458,922
Adjustments to reconcile net loss to net cash provided (used) by operations:
Depreciation and amortization	130,236	131,466
Provision for loan losses	169,410	109,968
Increase in cash surrender value of bank owned life insurance	(56,074)	(30,944)
Accretion of discount on securities, net of amortization of premiums	44,525	97,581
Provision for REO valuation	28,500	—
(Gain) on real estate owned	(18,515)	—
Net realized (gains) on securities	(28,334)	(215,246)
Changes in assets and liabilities:
Loans held for sale	(298,824)	858,806
Accrued income	(20,885)	33,811
Other assets	(262,382)	75,691
Accrued interest payable	18,800	(24,338)
Other liabilities	(32,637)	(199,103)

Net cash provided by operating activities	(43,903)	1,296,614

Cash flows from investing activities
Net (increase) in interest-bearing deposits	(82,497)	(7,373,971)
Net (increase) decrease in federal funds sold	(1,856,000)	4,229,000
Purchases of investment securities	(8,835,766)	(12,541,653)
Sales of investment securities	1,442,805	11,875,949
Maturities and calls of investment securities	2,787,241	5,161,955
Net (increase) in loans	(5,672,608)	(1,547,928)
Purchases of property and equipment, net	(643,771)	(126,565)
Proceeds from sales of real estate owned	131,718	306,853

Net cash used in investing activities	(12,728,878)	(16,360)

Cash flows from financing activities
Net increase (decrease) in noninterest bearing deposits	1,023,217	(98,926)
Net increase (decrease) in interest bearing deposits	3,754,508	(140,473)
Net increase in securities sold under agreements to repurchase	36,936	24,475
Net proceeds from debt	8,000,000	—

Net cash provided (used) by financing activities	12,814,661	(214,924)

Net increase in cash and cash equivalents	41,880	1,065,330

Cash and cash equivalents, beginning	2,012,366	2,141,626

Cash and cash equivalents, ending	$2,054,246	$3,206,956

Supplemental disclosures of cash flow information
Interest paid	$1,379,304	$1,639,472

Taxes paid	$294,179	$4,000

Supplemental disclosures of noncash activities other real estate acquired in settlement of loans	$—	$331,853

See accompanying notes

United Financial, Inc.

Notes to Consolidated Financial Statements (unaudited)

June 30, 2004

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

As a result of this reorganization, the Company is registered as a bank holding company with the Federal Reserve Board. The Company files periodic reports with the Securities and Exchange Commission (“SEC”) and is subject to regulation by the Federal Reserve Board.

Note 2. Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Certain amounts reported in the period ended June 30, 2003 have been reclassified to conform with the presentation for June 30, 2004. These reclassifications had no effect on net income or stockholders’ equity for the periods presented, nor did they materially impact trends in financial information. In the opinion of management, all adjustments (none of which were other than normal recurring accruals) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included.

Critical Accounting Policies

Management’s Discussion and Analysis is based upon the Company’s consolidated financial statements, which are prepared in accordance with generally accepted accounting principles. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Critical accounting policies are those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in future periods. The accounting policy considered critical to our financial statement results is

United Financial Inc.

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2004

our determination of the allowance for loan losses. Management believes the Company’s policy with respect to the determination of the allowance for loan losses involves a higher degree of complexity and requires difficult and subjective judgments which require assumptions or estimates about uncertain matters. Changes in these judgments could materially impact future results. This critical policy is periodically reviewed by the Audit Committee and the Board of Directors.

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

United Financial Inc.

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2004

	Three month period Ended June 30,		Six month period Ended June 30,
	2004	2003	2004	2003
	(In thousands, except per share data)
Net income, as reported	$133	$163	$282	$459

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards granted since July 1, 1995	20	17	40	33

Pro forma net income	113	146	242	426

Earnings per share
Basic-as reported	.08	.10	.17	.28

Basic-pro forma	.07	.09	.15	.26

Diluted-as reported	.08	.10	.17	.28

Diluted-pro forma	.07	.09	.15	.26

United Financial Inc.

Managements’ Discussion and Analysis or Plan of Operations

June 30, 2004

Item 2.

Forward Looking Statements

This Report (including information included or incorporated by reference herein) may contain, among other things, certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including, without limitation, (i) statements regarding certain of our goals and expectations with respect to earnings, earnings per share, revenue, expenses and the growth rate in such items, as well as other measures of economic performance, including statements relating to estimates of credit quality trends, and (ii) statements preceded by, followed by or that include the words “may”, “could”, “should”, “would”, “believe”, “anticipate”, “estimate”, “expect”, “intend”, “plan”, “projects”, “outlook” or similar expressions. These statements are based upon the current beliefs and expectations of our management and are subject to significant risks and uncertainties. Actual results may differ from those set forth in the forward-looking statements. These forward-looking statements involve certain risks and uncertainties that are subject to change based on various factors (many of which are beyond our control).

Background

The Bank opened September 14, 1998, pursuant to approval from the Office of the Comptroller of the Currency (the “OCC”). Prior to that time, the Bank had no operations. During its formation period, the Bank’s primary activities included completing applications to all appropriate regulatory authorities necessary for commencement of operations, creating the Bank’s business plan, establishing all necessary policies and procedures required to begin operation and selling the common stock of the Bank.

The Company offers a wide range of banking services including checking and savings accounts; commercial, installment, mortgage and personal loans; safe deposit boxes; and other associated services. In addition, the Company offers investment and insurance products through the Bank’s wholly owned subsidiary Premier Investment Services, Inc. (hereinafter “Premier”). The Company’s primary sources of revenue are interest income from its commercial and real estate lending activities and, to a lesser extent, from its investment portfolio. The Company also earns fees from lending and deposit activities, as well as investment and insurance products. The major expenses of the Company are interest on deposit accounts and general and administrative expenses, such as salaries, occupancy and related expenses.

The Company’s current market areas are Alamance County and Orange County, both located in Central North Carolina. In Alamance County, which is approximately thirty miles east of Greensboro and thirty miles west of Durham, the Company’s emphasis has been on the city of Graham and the southern and eastern portions of Alamance County. The OCC approved the Bank’s application for a new branch in West Burlington in the first quarter of 2003. The

United Financial Inc.

Managements’ Discussion and Analysis or Plan of Operations

June 30, 2004

Bank broke ground on construction in the fourth quarter of 2003 and anticipates a branch opening in the third quarter of 2004. While the branch is under construction, the Bank has leased office space in West Burlington which is housing a mortgage loan originator. The Company has designated Hillsborough as its base of operations in Orange County, which borders the Research Triangle Park. The population of Alamance County is approximately 136,000, while Orange County has a population of approximately 118,000. Both Graham and Hillsborough serve as the county seat for their respective counties.

Taken as a whole, the Company’s market is located on the Interstate Highway 85/40 corridor and has a relatively diverse mix of commerce ranging from agriculture to large retail outlet centers to manufacturing. While textile manufacturing has played a significant role in the growth of the area, manufacturing has become much more diversified over the past twenty years.

United Financial Inc.

Managements’ Discussion and Analysis or Plan of Operations

June 30, 2004

Comparison of Financial Condition

Total assets at June 30, 2004 were $144 million, compared with $131 million at December 31, 2003, an increase of $13 million, or 10%. Net loans have increased from $89 million at December 31, 2003 to $94 million at June 30, 2004, while loans held for sale increased $299,000, from $525,000 at December 31, 2003 to $824,000 at June 30, 2004. Total liabilities at June 30, 2004 were $134 million compared with $121 million at December 31, 2003, an increase of $13 million, or 11%. Deposits at June 30, 2004 were $106 million compared with $101 million at December 31, 2003. Other borrowings increased $8 million, from $19 million at December 31, 2003 to $27 million at June 30, 2004. Total equity decreased from $10.5 million at December 31, 2003 to $9.8 million at June 30, 2004. The primary factor behind the decline was a decrease in the fair market value of the investment portfolio.

Results of Operations

Three months ended June 30, 2004 and June 30, 2003

General. For the three months ended June 30, 2004, the Company reported net income (unaudited) of $133,000, a decrease of $30,000 from net income of $163,000 for the quarter ended June 30, 2003. Earnings per share (both basic and diluted) were $.08 for the quarter ended June 30, 2004, compared with a per share profit (both basic and diluted) of $.10 for the quarter ended June 30, 2003. Earnings during the second quarter of 2003 included securities gains of $66,000, or $.04 per share (both basic and diluted). Excluding gains from the sale of investments, earnings increased from $97,000 in 2003 to $133,000 in 2004, an increase of $36,000, or 37%.

Net interest income. Like most financial institutions, the primary component of earnings for the Company is net interest income. Net interest income is the difference between interest income, principally from the loan and investment securities portfolios, and interest expense, principally on customer deposits and borrowings. Changes in net interest income result from changes in volume and spread. For this purpose, volume refers to the average dollar level of interest-earning assets and interest-bearing liabilities. Spread refers to the difference between the average yield on interest-earning assets and the average cost of funds. For the three months ended June 30, 2004, net interest income, before the provision for loan loss, increased from approximately $876,000 to approximately $1.1 million. This increase is due primarily to an improved net interest margin as well as growth in earning assets. The Company’s net interest margin, or net yield on average earning assets, increased from 2.95% in the second quarter of 2003 to 3.24% in 2004.

Non-interest income. Non-interest income consists of revenues generated from a variety of

United Financial Inc.

Managements’ Discussion and Analysis or Plan of Operations

June 30, 2004

financial products and services, as well as gains from the sale of loans and investments and increases in cash surrender value of bank owned life insurance. The majority of non-interest income results from service charges on deposit accounts consisting of account fees, insufficient check charges, and sales of checks. Non-interest income is also derived from non-depository products and services. For the three months ended June 30, 2004, non-interest income was approximately $281,000, an increase of $36,000, or 15% compared with $245,000 generated during the three months ended June 30, 2003. Non-interest income for the three months ended June 30, 2003 included $66,000 of realized gains on the sale of available for sale securities. Excluding gains from the sale of investments, non-interest income increased from $179,000 to $281,000. There was no investment sales activity during the three months ended June 30, 2004. Fees from the sale of brokered loans increased $8,000, or 9%, during 2004. The increase during 2004 was due to increased staffing, which offset the effect of higher rates during the quarter. Commissions earned from the sale of investment products increased approximately $47,000, or 427%. The increase is due primarily to upgrading the sales force with an experienced broker during the third quarter of 2003, as well as improved market conditions. The cash surrender value of life insurance increased from $14,000 in 2003 to $17,000 during 2004. Finally, the Company realized gains on the sale of real estate owned of $19,000 during 2004.

Non-interest expense. Total non-interest expense increased from approximately $925,000 in the second quarter of 2003 to $1.1 million during the second quarter of 2004, an increase of $175,000 or 19%. Salaries and benefits increased $135,000, or 29% due primarily to higher staffing levels as well as increased benefits as compared to the prior year. Occupancy expense increased $9,000, or 16% during the second quarter of 2004. Factors behind the change are increased building depreciation, rental expense, utilities and property tax expense and other maintenance costs. The increase in rental expense is due to the occupation of temporary office space in Burlington which is housing a loan production office until the permanent branch is completed. Data processing expense decreased $4,000 or 7% during the quarter. Equipment expense decreased $6,000, or 11% during 2004 due primarily to lower depreciation expense. Advertising expenses increased $6,000 during the second quarter of 2004 compared with 2003. The Company has increased advertising during 2004 in order to gain name recognition in the Burlington market. Professional fees include accounting and auditing fees, legal fees, as well as other consulting advisory fees, and decreased due to lower consultant advisory fees. Other operating expenses increased $33,000, from $177,000 to $210,000, or 18%. The increase is due primarily to higher clearing charges for investment products, higher ATM related expenses, and an increase in printing and office supplies.

The Company implemented a non-qualifying deferred compensation plan in late 2002 for certain key executive officers. The Company has purchased life insurance policies on the participating officers in order to provide future funding of benefit payments. Benefits will accrue based upon the performance of the underlying life insurance policies during

United Financial Inc.

Managements’ Discussion and Analysis or Plan of Operations

June 30, 2004

employment. Such benefits will be paid throughout each participant’s life assuming satisfactory performance of the funding life insurance policies. The plan also provides for payment of death or disability benefits in the event a participating officer becomes permanently disabled or dies prior to attainment of retirement age. During the second quarter of 2004, a provision of approximately $17,000 was expensed for future benefits.

The Bank has established a Directors Deferred Compensation Plan in accordance with the laws of the State of North Carolina. Each Director may elect to defer receipt of fees for services rendered to the Bank as a Director during the term of his or her service by entering into a written deferred compensation election. The Bank matches 25% of the Director’s deferral. The deferred compensation and the Bank match are paid into a Rabbi Trust established expressly for the Plan, where they are invested in the Company’s common stock each quarter. The Bank’s match was $3,000 during the second quarter of 2004, compared with $5,000 in the comparable period of 2003.

Return on average assets and equity was .38% and 5.08%, respectively, for the second quarter of 2004, compared with .52% and 6.03% during the comparable period of 2003. The decrease is due primarily to fact that the second quarter of 2003 included investment gains of $66,000.

Six months ended June 30, 2004 and June 30, 2003

General. Net income (unaudited) for the six months ended June 30, 2004 was $282,000, a decrease of $177,000 from $459,000 earned during the first six months of 2003. Earnings per share (both basic and diluted) were $.17 for the six months ended June 30, 2004, compared with a per share profit (both basic and diluted) of $.28 for the six months ended June 30, 2003. Earnings during the first six months of 2003 included gains from the sale of investments of $215,000, compared with $28,000 during 2004. Excluding gains from the sale of investments, earnings have increased from $244,000 to $254,000, an increase of $10,000 or 4%.

Net interest income. For the six months ended June 30, 2004, net interest income, before the provision for loan loss, increased from approximately $1.8 million to approximately $2.1 million. Consistent with the quarterly results, this increase is due primarily to improvement in the Company’s net interest margins. The Company’s net interest margin increased from 3.04% to 3.29%. The increase is due primarily to increased earning assets as well as a lower overall cost of funds.

Non-interest income. For the six months ended June 30, 2004, non-interest income decreased from $603,000 in 2003 to $515,000 in 2004. However, non-interest income in 2003 included investment gains of $215,000, compared with $28,000 during 2004.

United Financial Inc.

Managements’ Discussion and Analysis or Plan of Operations

June 30, 2004

Excluding gains from investments, non-interest income increased $99,000, from approximately $388,000 in 2003 to $487,000 in 2004. Fees from the sale of brokered loans decreased $40,000, or 20%, during 2004 due to a sharp reduction in refinancing activity which was prevalent due to the low interest rate environment during 2002 and 2003. Commissions earned from the sale of investment products increased approximately $66,000, or 220%. Consistent with the quarterly results, the increase is due primarily to upgrading the sales force with an experienced broker during the third quarter of 2003 as well as improved market conditions. The cash surrender value of life insurance increased from $31,000 in 2003 to $56,000 during 2004. Finally, the Company realized gains on the sale of real estate owned of $19,000 during 2004.

Non-interest expense. Total non-interest expense increased from approximately $1.8 million in the first six months of 2003 to $2.2 million during 2004, an increase of $400,000 or 22%. Salaries and benefits increased $183,000, or 19% due primarily to increased staffing levels and a corresponding increase in benefits. Deferred compensation expense totaled $23,000 for the six months ended June 30, 2004, compared with $6,000 last year. Occupancy expense increased from $109,000 to $139,000, an increase of $30,000 or 28%. Factors behind the change are increased building depreciation, rental expense, utilities and property tax expense and other maintenance costs. The increase in rental expense is due to the occupation of temporary office space in Burlington which is housing a loan production office until the permanent branch is completed. Data processing expenses increased from $105,000 in 2003 to $115,000 in 2004, an increase of $10,000, or 10%. The increase is due primarily to higher operating costs. Equipment expense decreased $9,000, or 8% during 2004 due primarily to decreased depreciation. Advertising expenses increased $33,000 during the first six months of 2004 compared with 2003. The Company has increased advertising during 2004 in order to gain name recognition in the Burlington market. Professional fees include accounting and auditing fees, legal fees, as well as other consulting advisory fees, and increased during the first six months of 2004 due to higher accounting and legal fees. Other operating expenses increased $101,000, from $359,000 to $460,000, or 29%. The increase is due primarily to higher clearing charges for investment products, higher ATM related expenses, and an increase in printing and office supplies.

Earnings for 2004 will be impacted by expenses incurred in opening the Burlington branch. The Company anticipates additional expenses of between $180,000 and $200,000 due to higher personnel costs, occupancy and equipment expense, as well as other operating expenses.

Return on average assets and equity was .42% and 5.22%, respectively, for the six months ended June 30, 2004, compared with .73% and 8.37% during the comparable period of 2003. The decrease is due primarily to investment gains of $215,000 recorded during the first six months of 2003.

Provision for Loan Losses

The allowance for loan losses is established through periodic charges to earnings in the form of a provision for loan losses. Increases to the allowance for loan losses occur as a result of

United Financial Inc.

Managements’ Discussion and Analysis or Plan of Operations

June 30, 2004

provisions charged to operations and recoveries of amounts previously charged-off. Decreases to the allowance occur when loans are charged-off. Management evaluates the adequacy of our allowance for loan losses on a quarterly basis. The evaluation of the adequacy of the allowance for loan losses involves the consideration of loan growth, loan portfolio composition and industry diversification, historical loan loss experience, current delinquency levels, adverse conditions that might affect a borrower’s ability to repay the loan, estimated value of underlying collateral, prevailing economic conditions and all other relevant factors derived from the Company’s limited history of operations. Because of our limited history, we also consider the loss experience history and allowance ratios of other similar community banks and the knowledge and expertise obtained by management and senior lending officers from prior years experience at former institutions. Additionally, as an important component of their periodic examination process, regulatory agencies review the allowance for loan losses and may require additional provisions based on judgments that differ from those of management.

The Company uses an internal grading system to assign the degree of inherent risk on each individual loan. The grade is initially assigned by the lending officer and reviewed by senior management. The internal grading system is reviewed and tested periodically by a third party credit review firm. The testing process involves the evaluation of large relationships, a sample of new loans, and loans having been identified as possessing potential weakness in credit quality to determine the ongoing effectiveness of the internal grading system. The loan grading system is used to assess the adequacy of the allowance for loan losses.

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

United Financial Inc.

Managements’ Discussion and Analysis or Plan of Operations

June 30, 2004

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

At June 30, 2004, the allowance stood at approximately $1.6 million, compared with $1.5 million at both December 31, 2003 and June 30, 2003. At June 30, 2004, the Company’s allowance for loan loss was 1.63% of gross loans (excluding loans held for sale), compared with 1.64 % at December 31, 2003 and 1.67% at June 30, 2003.

The Company’s provision for loan losses was $144,000 and $169,000 for the three and six months ended June 30, 2004, respectively. This compares with $33,000 and $110,000 for the corresponding periods in 2003. The Company had net charge-offs of $54,000 and $82,000 for the three and six months ended June 30, 2004, respectively. This compares with $112,000 and $180,000 for the corresponding periods in 2003.

United Financial Inc.

Managements’ Discussion and Analysis or Plan of Operations

June 30, 2004

The following table describes the activity relating to our allowance for loan losses for the three months ended June 30 for the periods indicated:

	(In thousands)
	2004	2003
Beginning balance	1,472	1,595
Provision for loan loss	144	33

Charge offs:
Commercial	25	—
Real estate	—	73
Consumer	33	53

Total	58	126
Recoveries	4	14

Ending balance	1,562	1,516

The following table describes the activity relating to our allowance for loan losses for the six months ended June 30 for the periods indicated:

	(In thousands)
	2004	2003
Beginning balance	1,475	1,586
Provision for loan loss	169	110

Charge offs:
Commercial	42	5
Real estate	—	96
Consumer	52	104

Total	94	205
Recoveries	12	25

Ending balance	1,562	1,516

At June 30, 2004, $369,000 of the reserve was specifically allocated for loans totaling $2.2 million. This balance is net of loan guarantees of $1.4 million. At June 30, 2003, $436,000 of the reserve was specifically allocated for $3.9 million. This balance was net of loan guarantees of $1 million. At June 30, 2004, the entire allowance was allocated to a specific loan or group of loans, compared to an unallocated portion of $113,000 in 2003.

United Financial Inc.

Managements’ Discussion and Analysis or Plan of Operations

June 30, 2004

Asset Quality

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

At June 30, 2004, the Company had one foreclosed property in the amount of $77,000, compared with $218,000 at December 31, 2003 and $25,000 at June 30, 2003. The Company carries each property at the lower of cost or estimated fair value. After foreclosure, valuations are periodically performed by management. Therefore, there can be no assurances that additional write downs of the property will not be necessary. In addition, regulatory agencies, as a part of their routine examination process, periodically review the Company’s allowances for foreclosed real estate losses. Such agencies may require the Company to recognize additions to the allowance as a charge to current period income, based on their judgments about information available to them at the time of their examination. Therefore, it is possible that allowances for foreclosed real estate losses may change materially in the near term. During the second quarter of 2004, the Company disposed of two properties and recorded a net gain of $19,000. At June 30, 2004, the Company’s foreclosed property had been held less than 12 months. The Company incurred foreclosure expense of approximately $900 and $5,600 for the three and six months ended June 30, 2004, respectively. This compares with $9,000 and $8,000 for the corresponding periods in 2003.

Nonaccruing loans totaled $3.1 million at June 30, 2004, compared with $1.9 million at June 30, 2003 and $644,000 at December 31, 2003. The increase in nonaccrual loans is due primarily to the Company placing a $2.3 million loan relationship on nonaccrual. Approximately $980,000 of the loans are secured by guarantees from the United States Department of Agriculture (“USDA”). In addition to the USDA guarantees, the loans are

United Financial Inc.

Managements’ Discussion and Analysis or Plan of Operations

June 30, 2004

secured by real estate, inventory, accounts receivable, and equipment. The Company has allocated approximately $292,000 of the allowance for loan losses against the unguaranteed balances.

In addition to this relationship, approximately $671,000 in nonaccrual loans were secured by real estate, $39,000 were for business purpose collateral, and $40,000 were consumer loans.

Restructured loans, net of loan guarantees, were $466,000 at June 30, 2004, compared with $770,000 at June 30, 2003 and $420,000 at December 31, 2003.

On December 31, 2003, a fire destroyed property securing a $1.2 million loan. In addition, the same fire also destroyed property securing a $125,000 equipment loan. The borrowers have filed an insurance claim with the insurance company which insured the property. Due to a technical error, the Company was not initially listed as the loss payee on the policy as was required by the terms of the loan. The insurance company, and the Company’s legal counsel, are reviewing the claim. Following a review of other collateral, the Company believes excess collateral is sufficient to make up any deficiency from the insurance proceeds on the larger loan. The Company has placed the $125,000 loan on nonaccrual and has specifically reserved $63,000 as a direct charge to the allowance for loan loss on the equipment loan.

Loans

The Company strives to maintain its loan portfolio in accordance with what management believes are conservative loan underwriting policies that result in loans specifically tailored to the needs of the Company’s market areas. Every effort is made to identify and minimize the credit risks associated with such lending strategies. The Company has no foreign loans, few agricultural loans and does not engage in lease financing. The Company does provide lines of credit to fund automobile dealer floor plans of approximately $3 million. The majority of loans discussed below as “real estate” loans are primarily commercial loans where real estate provides additional security for the loan. Collateral for virtually all of these loans is located within the Company’s principal market area. The Company participates in loans with other financial institutions in North Carolina, South Carolina, and Virginia. Loan participations increased from $6.2 million at December 31, 2003 to $9.2 million at June 30, 2004. Management anticipates the loan participations will continue to increase during the year in order to supplement local lending volume and increase the Company’s overall level of earning assets. These loans undergo the same approval process as loans originated within the Company’s primary operating areas.

Average net loans (including loans on non accrual) totaled $93 million and $96 million for the three and six months ended June 30, 2004, respectively. This compares with $89 million and $88 million during the corresponding periods of 2003. Management expects the Company’s loan portfolio to continue to increase moderately over the next fiscal year as a

United Financial Inc.

Managements’ Discussion and Analysis or Plan of Operations

June 30, 2004

result of growth in the Company’s lending staff, planned expansion into new markets, and increase in loan participations with other financial institutions. Management views the ability to acquire high quality loan assets to be essential to the Company’s growth and profitability. Accordingly, continued expansion of loan production capacity is anticipated for the foreseeable future.

The majority of the Company’s loan portfolio growth continues to be centered in real estate loans. These loans comprise 77.32% of the total loan portfolio at June 30, 2004, compared with 76.04% in December of 2003 and 73.65% in June 2003.

Interest rates charged on loans vary with the degree of risk, maturity and amount of the loan. Competitive pressures, money market rates, availability of funds, and government regulation also influence interest rates. On average, the Company’s loan portfolio yielded approximately 5.85% and 5.93% during the three and six month periods ended June 30, 2004, compared with 6.30% and 6.43% during 2003.

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

The Company has investment securities with an amortized cost of $35.5 million at June 30, 2004. All investments are accounted for as available for sale under Financial Accounting

United Financial Inc.

Managements’ Discussion and Analysis or Plan of Operations

June 30, 2004

Standards Board (FASB) No. 115 and are presented at their estimated fair market value of $34.5 million. The Company’s investment in debt securities at June 30, 2004, consists of $22.1 million in mortgage-backed securities, $8 million in collateralized mortgage obligations, $3.2 million in U.S. Government sponsored agency securities, and $2.2 million in municipal securities. At June 30, 2004, the portfolio had a weighted average yield (tax equivalent) of 4.4% and a weighted average life of 5.3 years.

The Company owned $1.2 million of Federal Home Loan Bank stock at June 30, 2004, compared with $825,000 at December 31, 2003.

The Bank is a limited partner in a North Carolina limited liability partnership established to provide mezzanine financing for eligible companies located in the Southeastern United States. The mezzanine fund operates as a Small Business Investment Company (“SBIC”). The Bank has committed to invest $500,000 in the fund, which will have an original term of 10 years, with two one-year extensions. The Bank’s pro rata interest in the entire fund is 2.35%. Through June 30, 2004, the Bank had received capital calls of $175,000, which is included in other assets.

Deposits

Deposits acquired in the Company’s local market area are its principal source of funding for lending and investing activities. Acquisition of high quality loan assets remains management’s primary goal in the overall growth of the Company’s balance sheet. In addition, accumulation of deposits, particularly lower cost deposits, continues to be viewed as critical for profitable growth and as a principal component in development of the Company’s long term franchise value. However, a significant portion of deposits are viewed as commodities and must be priced accordingly. During the first six months of 2004, management utilized this pricing philosophy with respect to the Company’s certificates of deposit as a key marketing strategy for the generation of new deposit relationships. At June 30, 2004, certificates of deposit comprised 73% of total deposits, consistent with the ratio at both December 31, 2003 and June 30, 2003. Management expects to use certificate of deposit pricing to initially attract depositors and attract core deposits as well as provide other banking products. Accordingly, it is anticipated that certificates of deposit will continue to make up a significant portion of the Company’s primary funding over the near term.

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

United Financial Inc.

Managements’ Discussion and Analysis or Plan of Operations

June 30, 2004

for regulatory purposes, there are no restrictions on brokered or wholesale deposit activity. Management does not consider these deposits as a core-funding source for liquidity purposes and is actively pursuing more traditional types of funding.

Deposits at June 30, 2004 totaled approximately $106 million, compared with $101 million at December 31, 2003. The increase in total deposits is due primarily to growth in certificates of deposit, which increased $2.6 million. In addition, savings and money market accounts increased $1.2 million, while non-interest bearing deposit accounts increased $1 million.

The Company has used brokered deposits in order to fund loans as well as execute leveraged investment transactions. At June 30, 2004, the Company had issued approximately $24.5 million in brokered deposits, compared with $24 million and $14 million at December 31, 2003 and June 30, 2003, respectively. Brokered deposits are recorded net of discounts which totaled approximately $80,000 at June 30, 2004. At June 30, 2004, scheduled brokered deposit maturities were $9.9 million, $13.2 million, and $1.4 million in 12 months, 12-36 months, and greater than 36 months, respectively. Overall, these deposits have a weighted average maturity of approximately 17 months and a weighted average rate of 2.97%. The Company anticipates brokered deposits will continue to be utilized in order to supplement liquidity.

Liquidity

The Company’s liquidity is determined by its ability to convert assets to cash or acquire alternative sources of funds to meet the needs of its customers who are withdrawing or borrowing funds, and to maintain required reserve levels, pay expenses and operate the Company on an ongoing basis. The Company’s primary liquidity sources are net income from operations, cash and due from banks, federal funds sold and other short-term investments, and borrowings from the FHLB. In addition, the Company has the ability, on a short-term basis, to purchase federal funds from other financial institutions. Finally, the Company has used the Internet as a source for attracting deposits from businesses, retirement plans, and other financial institutions. At June 30, 2004, these deposits totaled $8.5 million, or 8% of total deposits. In accordance with regulatory guidance, the Company has controls in place to monitor brokered and rate sensitive deposits. Since the Company is “well capitalized” for regulatory purposes, there are no restrictions on brokered deposit activity. At June 30, 2004, the Company’s loan to deposit ratio (including loans held for sale) was 89.68%. This compares with a ratio of 88.18% at December 31, 2003 and 90.73% at June 30, 2003. Management believes that the Company has sufficient liquidity to meet all funding needs for the foreseeable future and expects long-term liquidity needs to be met through growth of its deposits.

United Financial Inc.

Managements’ Discussion and Analysis or Plan of Operations

June 30, 2004

Other Borrowings

At June 30, 2004, the Company had other borrowings of $27 million. Other borrowings consisted of secured borrowing agreements with the Federal Home Loan Bank of Atlanta (“FHLBA”) totaling $24.5 million and subordinated debt with another financial institution of $2.5 million. $5.5 million of the debt with the FHLBA is classified as short term debt.

The Company has a $4.5 million advance from the FHLBA which matures on August 19, 2004. The advance rate adjusts daily and is tied to the FHLBA overnight rate plus 30 basis points. The advance can be prepaid without penalty.

The Company has $8 million in fixed rate advances from the FHLBA. The advances have a weighted average rate of 3.36% with a weighted average maturity of 25 months. At June 30, 2004, scheduled maturities were $1 million, $4.5 million, and $2.5 million in 12 months, 12-36 months, and greater than 36 months, respectively.

The Company has four convertible rate advances totaling $12 million. The first advance is for $1 million, has a fixed rate of 4.40% and matures in January 2011. However, the advance is callable on a quarterly basis, at which point the Company may elect to convert the advance to LIBOR-based floating advance at 3-month LIBOR rate of interest. The second advance is for $3 million, has a fixed rate of 4.49%, and matures in July 2011. The borrowing is callable by the FHLBA quarterly thereafter, at which point the Company may elect to convert the advance to LIBOR- based floating advance at 3-month LIBOR rate of interest. The third advance is for $3 million, has a fixed rate of 2.88% and matures in September 2007. However, the advance is subject to a one-time call by the FHLBA in September 2005, at which point the Company may elect to convert the advance to LIBOR-based floating advance at 3-month LIBOR rate of interest. If the advance is not called, it becomes a fixed rate advance until maturity. The fourth advance is for $5 million and has a fixed rate of 3.67%. It is not callable until May 30, 2006, at which point the advance will only be called in the event that 3-month LIBOR exceeds 7%. It is then callable on a quarterly basis if LIBOR breaks through 7% on a date approximating the call date.

In March 2001, the Bank issued subordinated debt in the principal amount of $2.5 million to a financial institution. The debenture matures on April 1, 2008 and floats at Wall Street Journal Prime less 100 basis points. The purpose of the transaction was to provide additional Tier 2 capital for the Company. Under the Federal Reserve’s risk based capital guidelines, banks may include in Tier 2 capital long-term subordinated debt that meets certain conditions. The $2.5 million is intended to be treated as capital rather than debt of the Company for the purposes of capital adequacy guidelines. At June 30, 2004, $1.5 million qualified as tier 2 capital. The debt is subordinated to that of general creditors, is unsecured, and does not contain provisions that permit the holder to require payment of principal prior to

United Financial Inc.

Managements’ Discussion and Analysis or Plan of Operations

June 30, 2004

maturity except in the case of the Company’s bankruptcy or receivership. In the event of insolvency, this subordinated debt would be paid after general creditors but before any distribution to shareholders.

The Company has established credit facilities to provide additional liquidity if and as needed, consisting of $5.4 million in unsecured lines of credit with correspondent banks. The Company also has available credit under secured lines of credit of approximately $4 million.

Commitments and Contingencies

The Company is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, credit risk in excess of the amount recognized in the Company’s balance sheets.

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

At June 30, 2004, the Company had commitments to extend credit of $13 million. Commitments to fund letters of credit totaled $419,000. The Company is committed to fund $325,000 in a limited liability partnership established to provide mezzanine financing for

United Financial Inc.

Managements’ Discussion and Analysis or Plan of Operations

June 30, 2004

eligible companies located in the southeastern United States. The Company has additional commitments of $200,000 in order to complete the construction of the new branch in Burlington.

Interest Rate Risk

As a part of its interest rate risk management policy, the Company calculates an interest rate “gap.” Interest rate gap analysis is a common, though imperfect, measure of interest rate risk, which measures the relative dollar amounts of interest-earning assets and interest-bearing liabilities which reprice within a specific time period, either through maturity or rate adjustment. The gap is the difference between the amounts of such assets and liabilities that are subject to repricing. A “positive” gap for a given period means that the amount of interest-earning assets maturing or otherwise repricing within that period exceeds the amount of interest-bearing liabilities maturing or otherwise repricing within the same period. Accordingly, in a declining interest rate environment, an institution with a positive gap would generally be expected, absent the effects of other factors, to experience a decrease in the yield on its assets greater than the decrease in the cost of its liabilities and its net interest income should be negatively affected. Conversely, the yield on assets for an institution with a positive gap would generally be expected to increase more quickly than the cost of funds in a rising interest rate environment, and such institution’s net interest income generally would be expected to be positively affected by rising interest rates. Changes in interest rates generally have the opposite effect on an institution with a “negative” gap.

The amounts of loans and liabilities which reprice or mature within a particular period were determined in accordance with the contractual terms. The repricing of investments is based on projected cash flows at June 30, 2004. Loans with adjustable rates which have not reached a floor or ceiling are shown as being due at the end of the next upcoming adjustment period. Loans which have reached either a floor or ceiling are shown as changing at maturity. Money market deposit accounts and negotiable order of withdrawal or other transaction accounts are assumed to be subject to immediate repricing and depositor availability and have been placed in the shortest period. In making the gap computations, none of the assumptions sometimes made regarding prepayment rates and deposit decay rates have been used for any interest-earning assets or interest-bearing liabilities. In addition, the estimates do not reflect scheduled principal payments that will be received throughout the lives of the loans. The interest rate sensitivity of the Company’s assets and liabilities would vary substantially if different assumptions were used or if actual experience differs from that indicated by such assumptions. As of June 30, 2004, the Company has a negative interest rate gap of 73.91% of total earning assets in the one-year time frame. However, this excludes loans which have reached a floor and will change should rates increase, which appears likely for the next several quarters. At June 30, 2004, the Company had approximately $18 million in loans which had reached a floor. Should rates increase 50 basis points, approximately $6 million in loans currently considered fixed with a repricing time horizon exceeding 12 months would reprice within one year, thereby

United Financial Inc.

Managements’ Discussion and Analysis or Plan of Operations

June 30, 2004

improving the Company’s interest rate gap to 81.39%. In addition, the Company has $4 million of convertible rate advances from the FHLBA which are currently subject to call by the issuer. The increase in interest rates during the first six months of 2004 quarter, as well as subsequent to the first quarter, has increased the possibility that these advances could be called during the next twelve months. In the event that these are called, the Company has the option to pay the advances or convert them to adjustable rate advances which would be tied to three month LIBOR, increasing the Company’s exposure to variable rate funding.

Capital

The Company and Bank are required by their own policies and by applicable federal regulations to maintain certain capital levels. Because the Company has no significant assets other than the investment in the Bank, there is no material difference between Consolidated and Bank only ratios. In an effort to achieve a measurement of capital adequacy that is sensitive to the individual risk profiles of financial institutions, the various financial institution regulators have minimum capital guidelines that categorize various components of capital and types of assets and measure capital adequacy in relation to the financial institution’s relative level of those capital components and the level of risk associated with various types of assets of that financial institution. The guidelines call for minimum adjusted total capital of 8% of risk-adjusted assets. As of June 30, 2004, the Bank’s total risk-based capital ratio was 13.54%. This compares with 15% at December 31, 2003 and 14.94% at June 30, 2003. The declining ratio is due to strong growth in the Company’s assets, while earnings growth has not been significant.

In addition to the risk-based capital requirements described above, the Bank is subject to a leverage capital requirement, which calls for a minimum ratio of leverage capital, as defined in the regulations, to quarterly average total assets of 3-5%. As of June 30, 2004, the Bank’s leverage capital ratio was 7.84%. This compares with 8.01% at December 31, 2003 and 8.27% at June 30, 2003. The declining ratio is due to strong growth in the Company’s assets, while earnings growth has not been significant.

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

United Financial Inc.

Managements’ Discussion and Analysis or Plan of Operations

June 30, 2004

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

Item 3. Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have conducted an evaluation of the Company’s disclosure controls and procedures as of June 30, 2004. Based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the applicable Securities and Exchange Commission rules and forms. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the most recent evaluation of these controls by the Company’s Chief Executive Officer and Chief Financial Officer, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

There were no material legal proceedings pending at June 30, 2004, against the Company or the Bank, other than ordinary routine litigation incidental to their respective businesses, to which the Company or the Bank is a party or of which any of their property is the subject. It is to be expected that various actions and proceedings may be anticipated to be pending or threatened against, or to involve, the Company or the Bank from time to time in the ordinary course of business. Some of these may from time to time involve large demands for compensatory and/or punitive damages. At the present time, management knows of no pending or threatened litigation the ultimate resolution of which would have a material adverse effect on the Company’s financial position or results of operations.

ITEM 2.	CHANGES IN SECURITIES, AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 2004 Annual Shareholders’ Meeting of United Financial, Inc was held on April 29, 2004. The following describes the items voted upon and the results of the voting.

Proposal 1 – Election of Directors

Stockholders voted in favor of the election of five nominees for director for terms of three years. The voting results for each nominee were as follows:

Nominee	Votes in favor	Votes withheld
Donald Ray Bullis	1,209,970	3,628
Edward Lee Dixon	1,210,157	3,441
Lynn Sidney Lloyd	1,210,007	3,591
D. Michael Parker	1,209,095	4,503
John Knox Patterson	1,210,157	3,441

Other directors whose terms of office continued through the Annual Meeting are as follows:

Larry E. Brooks

William M. Griffith, Jr.

Phoebe Massey Harrison

John V. Moon

John Patterson

L.J. Rogers, Jr.

Morris L. Shambley

William F. Covington

Proposal 2 – Ratification of Larrowe & Co. PLC as Independent Accountants

This proposal was approved with 1,186,294 shares voted in favor, 0 against, and 27,304 abstaining.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibit 31(i) Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31(ii) Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(b)	Exhibit 32(i) Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32(ii) Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(c)	During the quarter ended June 30, 2004, the following Current Reports on Form 8-K were filed with the Securities Exchange Commission:

Form 8-K, dated May 5, 2004, reported on first quarter earnings for 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

United Financial, Inc.

Date: August 16, 2004	/s/ William M. Griffith, Jr.
William M. Griffith, Jr.
President & Chief Executive Officer
(Duly Authorized Officer)

Date: August 16, 2004	/s/ William E. Swing, Jr.
William E. Swing, Jr.
Senior Vice President
Chief Financial Officer
Principal Accounting Officer