Form 10QSB
period 2004-09-30
UNITED FINANCIAL INC
filed 2004-11-15
CIK 1192931

U.S SECURITIES AND EXCHANGE COMMISSION

WASHINGTON DC

Form 10-QSB

(Mark One)

☒	Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

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

At November 15, 2004, the Registrant had 1,640,565 shares outstanding of its $1 par value common stock.

United Financial, Inc.

Form 10-QSB

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

United Financial, Inc.

Consolidated Balance Sheets

At September 30, 2004 and December 31, 2003

	(Unaudited) September 30 2004	December 31 2003
Assets
Cash and due from banks	$1,484,126	$2,012,366
Interest-bearing deposits	2,886,793	442,666
Federal funds sold	1,222,000	321,000
Investment securities available for sale	32,212,218	31,278,367
Restricted equity securities	1,538,300	1,138,300
Loans, net of allowance for loan losses of $1,691,405 in 2004 and $1,474,534 in 2003	97,496,276	88,622,431
Loans held for sale	657,564	525,247
Property and equipment, net	5,032,373	4,261,851
Real estate owned	—	218,203
Accrued income	532,970	458,841
Cash value life insurance	1,503,052	1,429,878
Other assets	1,080,862	639,795

Total assets	$145,646,534	$131,348,945

Liabilities and Stockholders’ Equity

Liabilities:
Demand deposits	$9,472,169	$9,284,009
Interest bearing	97,568,200	91,813,262

Total deposits	107,040,369	101,097,271

Securities sold under agreements to repurchase	116,573	79,889
Short-term debt	5,500,000	6,000,000
Long-term debt	21,500,000	13,000,000
Accrued interest payable	185,212	174,863
Other liabilities	558,427	535,733

Total liabilities	134,900,581	120,887,756

Stockholders’ equity:
Preferred stock, no par value, 3,000,000 shares authorized; none outstanding	—	—
Common stock, $1 par value; 10,000,000 shares authorized; 1,640,565 shares issued and outstanding at September 30, 2004 1,640,565 shares issued and outstanding at December 31, 2003	1,640,565	1,640,565
Surplus	9,478,221	9,478,221
Retained deficit	(407,781)	(603,631)
Accumulated other comprehensive income	34,948	(53,966)

Total stockholders’ equity	10,745,953	10,461,189

Total liabilities and stockholders’ equity	$145,646,534	131,348,945

See accompanying notes

United Financial, Inc.

Consolidated Statements of Income (Unaudited)

For the Three and Nine Months Ended September 30, 2004 and 2003

	Three month period Ended September 30,		Nine month period Ended September 30,
	2004	2003	2004	2003
Interest income
Loans and fees on loans	$1,436,797	1,470,487	4,223,874	$4,323,688
Investment securities	400,814	258,807	1,125,543	787,083
Federal funds sold	2,694	3,885	5,073	19,166
Deposits with banks	3,742	7,114	5,573	22,680

Total interest income	1,844,047	1,740,293	5,360,063	5,152,617

Interest expense
Deposits	542,528	615,402	1,610,329	1,940,475
Other borrowings	224,169	151,268	554,472	441,598

Total interest expense	766,697	766,670	2,164,801	2,382,073

Net interest income	1,077,350	973,623	3,195,262	2,770,544

Provision for loan losses	290,000	35,000	459,410	144,968

Net interest income after provision for loan losses	787,350	938,623	2,735,852	2,625,576

Noninterest income
Service charges on deposit accounts	66,909	76,097	201,407	199,565
Other service charges and fees	3,609	6,644	11,053	12,875
Fees from loan sales	70,640	126,466	227,835	323,249
Investment commissions	67,533	11,780	163,806	41,644
Increase in cash surrender value of bank owned life insurance	17,100	12,762	73,174	43,710
Net realized gains on sale of securities	93,460	—	121,794	215,246
Net realized (losses) gains on of sale real estate	(2,267)	—	16,247	—
Other operating income	734	—	17,734	—

Total noninterest income	317,718	233,749	833,050	836,289

Noninterest expense
Salaries and employee benefits	609,052	511,278	1,737,762	1,457,603
Occupancy	69,427	58,132	208,624	166,760
Equipment	60,504	58,634	164,065	171,592
Data processing	57,540	89,288	172,452	194,138
Advertising	44,735	25,709	117,762	65,838
Directors fees	24,786	29,675	78,086	85,975
Professional fees	118,663	66,948	240,871	181,149
Foreclosed assets, net	961	525	6,529	8,565
Other operating expense	205,826	170,205	646,901	509,342

Total noninterest expense	1,191,494	1,010,394	3,373,052	2,840,962

Net (loss) income	$(86,426)	$161,978	$195,850	$620,903

Basic earnings per share	$(.05)	$.10	$.12	$.38

Diluted earnings per share	$(.05)	$.10	$.12	$.37

Weighted average shares outstanding
Basic	1,640,565	1,640,565	1,640,565	1,640,565
Diluted	1,640,565	1,673,626	1,652,547	1,657,943

See accompanying notes

United Financial, Inc.

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

For the Nine Months Ended September 30, 2004 and 2003

			Surplus	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income	Total
	Common Stock
	Shares	Amount
Balance, December 31, 2002	1,640,565	$1,640,565	$9,478,221	$(1,328,124)	$554,249	$10,344,911
Comprehensive income
Net income				620,903	—	620,903
Net change in unrealized depreciation on investment securities available for sale	—	—	—	—	(682,287)	(682,287)
Reclassified securities gains realized					(215,246)	(215,246)

Total comprehensive income						(276,630)

Balance, September 30, 2003	1,640,565	$1,640,565	$9,478,221	$(707,221)	$(343,284)	$10,068,281

			Surplus	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income	Total
	Common Stock
	Shares	Amount
Balance, December 31, 2003	1,640,565	$1,640,565	$9,478,221	$(603,631)	$(53,966)	$10,461,189
Comprehensive income
Net income				195,850	—	195,850
Net change in unrealized appreciation on investment securities available for sale	—	—	—	—	210,708	210,708
Reclassified securities gains realized					(121,794)	(121,794)

Total comprehensive income						284,764

Balance, September 30, 2004	1,640,565	$1,640,565	$9,478,221	$(407,781)	$34,948	$10,745,953

See accompanying notes

United Financial, Inc.

Consolidated Statements of Cash Flows (Unaudited)

For the Nine Months Ended September 30, 2004 and 2003

	Nine Month Period Ended September 30,
	2004	2003
Cash flows from operating activities
Net income	$195,850	$620,903
Adjustments to reconcile net income to net cash provided (used) by operations:
Depreciation and amortization	205,567	201,886
Provision for loan losses	459,410	144,968
Increase in cash surrender value of bank owned life insurance	(73,174)	(43,706)
Accretion of discount on securities, net of amortization of premiums	60,115	153,363
Provision for REO valuation	28,500	—
(Gain) on real estate owned	(16,247)	—
Net realized (gains) on securities	(121,794)	(215,246)
Changes in assets and liabilities:
Loans held for sale	(132,317)	764,657
Accrued income	(74,129)	(24,170)
Other assets	(441,067)	68,604
Accrued interest payable	10,349	(34,089)
Other liabilities	22,694	(125,663)

Net cash provided by operating activities	123,757	1,511,507

Cash flows from investing activities
Net (increase) in interest-bearing deposits	(2,444,127)	(583,829)
Net (increase) decrease in federal funds sold	(901,000)	3,175,000
Purchases of investment securities	(15,627,559)	(31,370,836)
Sales of investment securities	10,464,086	11,875,949
Maturities and calls of investment securities	3,980,215	8,199,794
Net (increase) in loans	(9,333,255)	(3,039,359)
Purchases of property and equipment, net	(976,089)	(268,035)
Proceeds from sales of real estate owned	205,950	306,851

Net cash used in investing activities	(14,631,779)	(11,704,465)

Cash flows from financing activities
Net increase in noninterest bearing deposits	188,160	1,323,993
Net increase in interest bearing deposits	5,754,938	5,680,754
Net increase in securities sold under agreements to repurchase	36,684	37,543
Net proceeds from debt	8,000,000	3,000,000

Net cash provided (used) by financing activities	13,979,782	10,042,290

Net decrease in cash and cash equivalents	(528,240)	(150,668)

Cash and cash equivalents, beginning	2,012,366	2,141,626

Cash and cash equivalents, ending	$1,484,126	$1,990,958

Supplemental disclosures of cash flow information
Interest paid	$2,154,452	$1,639,472

Taxes paid	$345,679	$4,000

Supplemental disclosures of noncash activities
Other real estate acquired in settlement of loans	$—	$331,853

See accompanying notes

United Financial, Inc.

Notes to Consolidated Financial Statements (unaudited)

September 30, 2004

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

Note 2. Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Certain amounts reported in the period ended September 30, 2003 have been reclassified to conform with the presentation for September 30, 2004. These reclassifications had no effect on net income or stockholders’ equity for the periods presented, nor did they materially impact trends in financial information. In the opinion of management, all adjustments (none of which were other than normal recurring accruals) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included.

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

United Financial, Inc.

Notes to Consolidated Financial Statements (unaudited)

September 30, 2004

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

The organization and business of the Company, accounting policies followed, and other information are contained in the notes to the financial statements of the Company as of and for the years ended December 31, 2003 and 2002 and have been filed with the SEC as part of the Company’s Annual Report on Form 10–KSB. These financial statements should be read in conjunction with the annual financial statements.

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

United Financial, Inc.

Notes to Consolidated Financial Statements (unaudited)

September 30, 2004

	Three month period Ended September 30,		Nine month period Ended September 30,
	2004	2003	2004	2003
	(In thousands, except per share data)
Net (loss) income, as reported	$(86)	$162	$196	$621

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards granted since July 1, 1995	16	17	56	50

Pro forma net income	(102)	145	140	571

Earnings per share
Basic-as reported	$(.05)	$.10	$.12	$.38

Basic-pro forma	$(.06)	$.09	$.09	$.35

Diluted-as reported	$(.05)	$.10	$.12	$.37

Diluted-pro forma	$(.06)	$.09	$.08	$.34

United Financial, Inc.

Item 2. Managements’ Discussion and Analysis or Plan of Operations

September 30, 2004

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

The Company offers a wide range of banking services including checking and savings accounts; commercial, installment, mortgage and personal loans; safe deposit boxes; and other associated services. In addition, the Company offers non-insured investment and insurance products through the Bank’s wholly owned subsidiary Premier Investment Services, Inc. (hereinafter “Premier”). The Company’s primary sources of revenue are interest income from its commercial and real estate lending activities and, to a lesser extent, from its investment portfolio. The Company also earns fees from lending and deposit activities, as well as investment and insurance products. The major expenses of the Company are interest on deposit accounts and general and administrative expenses, such as salaries, occupancy and related expenses.

The Company’s current market areas are Alamance County and Orange County, both located in Central North Carolina. In Alamance County, which is approximately thirty miles east of Greensboro and thirty miles west of Durham, the Company’s emphasis has been on the city of Graham and the southern and eastern portions of Alamance County. The OCC approved the Bank’s application for a new branch in West Burlington in the first quarter of 2003. The

United Financial, Inc.

Item 2. Managements’ Discussion and Analysis or Plan of Operations

September 30, 2004

Bank broke ground on construction in the fourth quarter of 2003 and opened the branch during the third quarter of 2004. While the branch was under construction, the Bank leased office space in West Burlington for mortgage loan origination services. The Company has designated Hillsborough as its base of operations in Orange County, which borders the Research Triangle Park. The population of Alamance County is approximately 136,000, while Orange County has a population of approximately 118,000. Both Graham and Hillsborough serve as the county seat for their respective counties.

Taken as a whole, the Company’s market is located on the Interstate Highway 85/40 corridor and has a relatively diverse mix of commerce ranging from agriculture to large retail outlet centers to manufacturing. While textile manufacturing has played a significant role in the growth of the area, manufacturing has become much more diversified over the past twenty years.

Comparison of Financial Condition

Total assets at September 30, 2004 were $146 million, compared with $131 million at December 31, 2003, an increase of $15 million, or 11%. Net loans have increased from $89 million at December 31, 2003 to $97 million at September 30, 2004, while loans held for sale increased $133,000, from $525,000 at December 31, 2003 to $658,000 at September 30, 2004. Total liabilities at September 30, 2004 were $135 million compared with $121 million at December 31, 2003, an increase of $14 million, or 12%. Deposits at September 30, 2004 were $107 million compared with $101 million at December 31, 2003. Other borrowings increased $8 million, from $19 million at December 31, 2003 to $27 million at September 30, 2004. Total equity increased from $10.5 million at December 31, 2003 to $10.7 million at September 30, 2004.

Results of Operations

Three months ended September 30, 2004 and September 30, 2003

General: For the three months ended September 30, 2004, the Company reported a net loss (unaudited) of ($86,000), a decrease of $248,000 from net income of $162,000 for the quarter ended September 30, 2003. Earnings per share (both basic and diluted) were ($.05) for the quarter ended September 30, 2004, compared with a per share profit (both basic and diluted) of $.10 for the quarter ended September 30, 2003. The provision for loan loss increased from $35,000 for the three months ended 2003 to $290,000 during the same period of 2004. This offset increases in net interest income before the provision for loan loss of $103,000 as well as an increase in realized gains on the sale of investments of $93,000. Non-interest expenses increased $181,000 due primarily to higher salaries and other operating expenses.

United Financial, Inc.

Item 2. Managements’ Discussion and Analysis or Plan of Operations

September 30, 2004

Net interest income: Like most financial institutions, the primary component of earnings for the Company is net interest income. Net interest income is the difference between interest income, principally from the loan and investment securities portfolios, and interest expense, principally on customer deposits and borrowings. Changes in net interest income result from changes in volume and spread. For this purpose, volume refers to the average dollar level of interest-earning assets and interest-bearing liabilities. Spread refers to the difference between the average yield on interest-earning assets and the average cost of funds. For the three months ended September 30, 2004, net interest income, before the provision for loan loss, increased from approximately $974,000 to approximately $1.1 million. This increase is due primarily to growth in earning assets, which increased $13 million and offset an approximate decline in yield on earning assets of approximately 24 basis points. Overall funding costs declined approximately 26 basis points. The Company’s net interest margin, or net yield on average earning assets, was approximately 3.12% for the three month period ending September 30 for both 2004 and 2003. During the third quarter of 2003, the Company recognized approximately $60,000 in interest income from nonperforming loans which paid off during the period.

Non-interest income: Non-interest income consists of revenues generated from a variety of financial products and services, as well as gains from the sale of loans and investments and increases in cash surrender value of bank owned life insurance. The majority of non-interest income results from service charges on deposit accounts consisting of account fees, insufficient check charges, and sales of checks. Non-interest income is also derived from non-depository products and services. For the three months ended September 30, 2004, non-interest income was approximately $318,000, an increase of $84,000, or 36% compared with $234,000 generated during the three months ended September 30, 2003. During the third quarter of 2004, non-interest income included realized gains from the sale of investments of $93,000. There were no investment sales during the third quarter of 2003. Fees from the sale of brokered loans decreased $55,000, or 44%, during the third quarter of 2004. Commissions earned from the sale of investment products increased approximately $56,000, or 467%. The increase is due primarily to upgrading the sales force with an experienced broker during the third quarter of 2003. The increase in cash surrender value of life insurance improved from $13,000 in 2003 to $17,000 during 2004.

Non-interest expense: Non-interest expense increased from approximately $1 million in the third quarter of 2003 to $1.2 million during the third quarter of 2004, an increase of approximately 20%. Salaries and benefits increased $98,000, or 19% due primarily to higher staffing levels as well as increased benefits as compared to the prior year. Occupancy expense increased $11,000, or 19% during the third quarter of 2004. Factors behind the change are increased building depreciation, rental expense, utilities, and other maintenance costs. The increase in rental expense is due to the occupation of temporary office space in Burlington which housed a loan production office until the permanent branch was completed.

United Financial, Inc.

Item 2. Managements’ Discussion and Analysis or Plan of Operations

September 30, 2004

Data processing expense decreased $31,000 or 35% during the quarter. Data processing expense during 2003 included conversion expenses of $49,000. Equipment expense increased $2,000 or 3% during 2004 due primarily to higher depreciation expense. Advertising expenses increased $19,000 during the third quarter of 2004 compared with 2003. The Company has increased advertising during 2004 in order to gain name recognition in the Burlington market. Advertising relating to the opening of the Burlington office also contributed to the increase. Professional fees include accounting and auditing fees, legal fees, as well as other consulting advisory fees, and increased due to higher consulting and legal fees. The increase in legal fees is related primarily to loan related matters. Other operating expenses increased $36,000, from $170,000 to $206,000, or 21%. The increase is due primarily to higher clearing charges for investment products, higher ATM related expenses, an increase in printing and office supplies, and higher lending and communication expenses.

The Company implemented a non-qualifying deferred compensation plan in late 2002 for certain key executive officers. The Company has purchased life insurance policies on the participating officers in order to provide future funding of benefit payments. Benefits will accrue based upon the performance of the underlying life insurance policies during employment. Such benefits will be paid throughout each participant’s life assuming satisfactory performance of the funding life insurance policies. The plan also provides for payment of death or disability benefits in the event a participating officer becomes permanently disabled or dies prior to attainment of retirement age. During the third quarter of 2004, a provision of approximately $20,000 was expensed for future benefits.

The Bank has established a Directors Deferred Compensation Plan in accordance with the laws of the State of North Carolina. Each Director may elect to defer receipt of fees for services rendered to the Bank as a Director during the term of his or her service by entering into a written deferred compensation election. The Bank matches 25% of the Director’s deferral. The deferred compensation and the Bank match are paid into a Rabbi Trust established expressly for the Plan, where they are invested in the Company’s common stock each quarter. The Bank’s match was $3,000 during the third quarter of 2004, compared with $4,000 in the comparable period of 2003.

Return on average assets and equity was (.24)% and (3.34)%, respectively, for the third quarter of 2004, compared with .50% and 6.13% during the comparable period of 2003.

Nine months ended September 30, 2004 and September 30, 2003

General. Net income (unaudited) for the nine months ended September 30, 2004 was $196,000, a decrease of $425,000 from $621,000 earned during the first nine months of 2003. Earnings per share (both basic and diluted) were $.12 for the nine months ended

United Financial, Inc.

Item 2. Managements’ Discussion and Analysis or Plan of Operations

September 30, 2004

September 30, 2004, compared with a per share profit (basic) of $.38 for the nine months ended September 30, 2003. Diluted earnings per share were $.37 for the nine months ended September 30, 2003.

Net interest income: For the nine months ended September 30, 2004, net interest income, before the provision for loan loss, increased from approximately $2.8 million to approximately $3.2 million. The increase is due to growth in average earning assets, which increased from $119 million in 2003 to $130 million in 2004. The Company’s net interest margin increased from 3.07% to 3.23%. The increase is due primarily to increased earning assets as well as a lower overall cost of funds.

Non-interest income: For the nine months ended September 30, 2004, non-interest income decreased from $836,000 in 2003 to $833,000 in 2004. However, non-interest income in 2003 included investment gains of $215,000, compared with $122,000 during 2004. Excluding gains from investments, non-interest income increased $90,000, from approximately $621,000 in 2003 to $711,000 in 2004. Fees from the sale of brokered loans decreased $95,000, or 29%, during 2004 due to a sharp reduction in refinancing activity which was prevalent due to the low interest rate environment during 2003. Commissions earned from the sale of investment products increased approximately $122,000, or 290%. Consistent with the quarterly results, the increase is due primarily to upgrading the sales force with an experienced broker during the third quarter of 2003. The increase in cash surrender value of life insurance improved from $44,000 in 2003 to $73,000 during 2004. Finally, the Company realized gains on the sale of real estate owned of $16,000 during 2004.

Non-interest expense: Total non-interest expense increased from approximately $2.8 million in the first nine months of 2003 to $3.4 million during 2004, an increase of $600,000 or 21%. Salaries and benefits increased $280,000, or 19% due primarily to increased staffing levels and a corresponding increase in benefits. Deferred compensation expense totaled $43,000 for the nine months ended September 30, 2004, compared with $6,000 last year. Occupancy expense increased from $167,000 to $209,000, an increase of $42,000 or 25%. Factors behind the change are increased building depreciation, rental expense, utilities and and other maintenance costs. Data processing expenses decreased from $194,000 in 2003 to $172,000 in 2004, a decrease of $22,000, or 11%. 2003 expenses included conversion costs of $73,000. Equipment expense decreased $8,000, or 5% during 2004 due primarily to decreased depreciation. Advertising expenses increased $52,000 during the first nine months of 2004 compared with 2003. The Company has increased advertising during 2004 in order to gain name recognition in the Burlington market. Professional fees include accounting and auditing fees, legal fees, as well as other consulting advisory fees. These fees increased $60,000 during the first nine months of 2004 due to higher accounting and loan related legal fees, which were partially offset by lower consultant advisory fees. Other operating expenses increased $138,000, from $509,000 to $647,000, or 27%. Included in other operating

United Financial, Inc.

Item 2. Managements’ Discussion and Analysis or Plan of Operations

September 30, 2004

expenses is a valuation allowance of $29,000 for real estate owned. The increase is also due primarily to higher clearing charges for investment products, higher ATM related expenses, and an increase in printing and office supplies.

Return on average assets and equity was .18% and 2.49%, respectively, for the nine months ended September 30, 2004, compared with .65% and 7.66% during the comparable period of 2003.

Provision for Loan Losses

The allowance for loan losses is established through periodic charges to earnings in the form of a provision for loan losses. Increases to the allowance for loan losses occur as a result of provisions charged to operations and recoveries of amounts previously charged-off. Decreases to the allowance occur when loans are charged-off. Management evaluates the adequacy of our allowance for loan losses on a quarterly basis. The evaluation of the adequacy of the allowance for loan losses involves the consideration of loan growth, loan portfolio composition and industry diversification, historical loan loss experience, current delinquency levels, adverse conditions that might affect a borrower’s ability to repay the loan, estimated value of underlying collateral, prevailing economic conditions and all other relevant factors derived from the Company’s limited history of operations. Because of our limited history, we also consider the loss experience history and allowance ratios of other similar community banks and the knowledge and expertise obtained by management and senior lending officers from prior years experience at former institutions. Additionally, as an important component of their periodic examination process, regulatory agencies review the allowance for loan losses and may require additional provisions based on judgments that differ from those of management.

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

United Financial, Inc.

Item 2. Managements’ Discussion and Analysis or Plan of Operations

September 30, 2004

Based on the loan grading system, management maintains an internally classified watch list. Loans classified as watch list credits, and those loans that are not watch list credits but possess other characteristics which, in the opinion of management, suggest a higher degree of inherent risk are assigned individual allowance percentages based on the estimated risk in the credit. Using the data gathered during the quarterly evaluation process, the model calculates an acceptable range for allowance for loan losses. Management and the Board of Directors are responsible for determining the appropriate level of the allowance for loan losses within that range.

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

The Company’s provision for loan losses was $290,000 and $459,000 for the three and nine months ended September 30, 2004, respectively. This compares with $35,000 and $145,000 for the corresponding periods in 2003. The rationale for the increased provision during the quarter was based primarily on an increase in the assessment of the underlying inherent risk within the portfolio. An additional factor was an increase in the amount of charge-offs during the quarter. Approximately $63,000 was provided in order to fully charge off a $125,000 loan which was secured by equipment that was destroyed in a fire. The Company had previously reserved $63,000 as a direct charge to income. In addition, approximately $88,000 was provided as a specific reserve against a commercial credit which is experiencing cash flow problems. Finally, the decision to increase the overall reserve was due to loan growth which the Company has experienced during the year. Gross loans held for investment have increased from $90 million at December 31, 2003 to $99 million at September 30, 2004, an increase of $9 million, or 10%.

The Company had net charge-offs of $161,000 and $243,000 for the three and nine months ended September 30, 2004, respectively. This compares with $49,000 and $229,000 for the corresponding periods in 2003.

United Financial, Inc.

Item 2. Managements’ Discussion and Analysis or Plan of Operations

September 30, 2004

At September 30, 2004, the allowance stood at approximately $1.7 million, compared with $1.5 million at both December 31, 2003 and September 30, 2003. At September 30, 2004, the Company’s allowance for loan loss was 1.70% of gross loans (excluding loans held for sale), compared with 1.64 % at December 31, 2003 and 1.64% at September 30, 2003.

As was discussed earlier, the most significant charge-off during the third quarter of 2004 was a $125,000 loan which was secured by equipment that was destroyed in a fire. As disclosed in a previous filing, the Company was not listed as a loss payee as was required by the terms of the loan. The Company placed the loan on nonaccrual and reserved 50% of the loan balance as a direct charge to income. The claim was denied during the quarter. While collection efforts continue, the Company charged off the loan during the quarter. This charge-off accounted for approximately 67% of total charge-offs for the quarter.

The following table describes the activity relating to our allowance for loan losses for the three months ended September 30 for the periods indicated:

	(In thousands)
	2004	2003
Beginning balance	1,562	1,516
Provision for loan loss	290	35

Charge offs:
Commercial	139	—
Real estate	1	28
Consumer	46	26

Total	186	54

Recoveries	25	5

Ending balance	1,691	1,502

United Financial, Inc.

Item 2. Managements’ Discussion and Analysis or Plan of Operations

September 30, 2004

The following table describes the activity relating to our allowance for loan losses for the nine months ended September 30 for the periods indicated:

	(In thousands)
	2004	2003
Beginning balance	1,475	1,586
Provision for loan loss	459	145

Charge offs:
Commercial	178	5
Real estate	1	124
Consumer	100	130

Total	279	259

Recoveries	36	30

Ending balance	1,691	1,502

At September 30, 2004, $626,000 of the reserve was specifically allocated for loans totaling $5.4 million. This balance is net of loan guarantees of $1.4 million. At September 30, 2003, $305,000 of the reserve was specifically allocated for $2.5 million. This balance was net of loan guarantees of $1 million. At September 30, 2004, the entire allowance was allocated to a specific loan or group of loans, compared to an unallocated portion of $60,000 in 2003.

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

United Financial, Inc.

Item 2. Managements’ Discussion and Analysis or Plan of Operations

September 30, 2004

At September 30, 2004, there were no foreclosed properties, compared with $218,000 at December 31, 2003 and $25,000 at September 30, 2003. The Company carries each property at the lower of cost or estimated fair value. After foreclosure, valuations are periodically performed by management. Therefore, there can be no assurances that additional write downs of the property will not be necessary. In addition, regulatory agencies, as a part of their routine examination process, periodically review the Company’s allowances for foreclosed real estate losses. Such agencies may require the Company to recognize additions to the allowance as a charge to current period income, based on their judgments about information available to them at the time of their examination. Therefore, it is possible that allowances for foreclosed real estate losses may change materially in the near term. During the second quarter of 2004, the Company disposed of two properties and recorded a net gain of approximately $19,000. During the third quarter of 2004, the Company disposed of a property and recorded a slight loss of approximately $3,000. The Company incurred foreclosure expense of approximately $900 and $7,000 for the three and nine months ended September 30, 2004, respectively. This compares with $500 and $9,000 for the corresponding periods in 2003. During 2004, the Company has recorded valuation reserves of approximately $29,000. This valuation allowance has been recorded as a direct charge to income.

Nonaccruing loans totaled $3.1 million at September 30, 2004, compared with $1.1 million at September 30, 2003 and $644,000 at December 31, 2003. Approximately $2.2 million of the nonaccrual loan balance is comprised of one relationship. Approximately $980,000 of the loans are secured by guarantees from the United States Department of Agriculture (“USDA”). In addition to the USDA guarantees, the loans are secured by real estate, inventory, accounts receivable, and equipment. The Company has allocated approximately $247,000 of the allowance for loan losses against the unguaranteed balances.

In addition to this relationship, approximately $505,000 in nonaccrual loans were secured by real estate, $213,000 were for business purpose, and $19,000 were consumer loans.

Restructured loans, net of loan guarantees, were $406,000 at September 30, 2004, compared with $431,000 at September 30, 2003 and $420,000 at December 31, 2003.

On December 31, 2003, a fire destroyed property securing a $1.2 million loan. In addition, the same fire also destroyed property securing a $125,000 equipment loan. During the third quarter of 2004, the insurance company which issued the policy paid the $1.2 million claim, but denied the claim on the equipment loan. As discussed earlier, the Company has charged off the $125,000 equipment loan, and is pursuing alternative collection efforts.

United Financial, Inc.

Item 2. Managements’ Discussion and Analysis or Plan of Operations

September 30, 2004

Loans

The Company strives to maintain its loan portfolio in accordance with what management believes are conservative loan underwriting policies that result in loans specifically tailored to the needs of the Company’s market areas. Every effort is made to identify and minimize the credit risks associated with such lending strategies. The Company has no foreign loans, few agricultural loans and does not engage in lease financing. The Company does provide lines of credit to fund automobile dealer floor plans of approximately $2.4 million. The majority of loans discussed below as “real estate” loans are primarily commercial loans where real estate provides additional security for the loan. Collateral for virtually all of these loans is located within the Company’s principal market area. The Company participates in loans with other financial institutions in North Carolina, South Carolina, and Virginia. Loan participations increased from $6.2 million at December 31, 2003 to $10.2 million at September 30, 2004. Management anticipates that loan participations will continue to increase during the year in order to supplement local lending volume and increase the Company’s overall level of earning assets. These loans undergo the same approval process as loans originated within the Company’s primary operating areas.

Average net loans (including loans on non accrual and loans held for sale) totaled $97 million and $94 million for the three and nine months ended September 30, 2004, respectively. This compares with $91 million and $89 million during the corresponding periods of 2003. Management views the ability to acquire high quality loan assets to be essential to the Company’s growth and profitability. Accordingly, continued expansion of loan production capacity is anticipated for the foreseeable future.

The majority of the Company’s loan portfolio growth continues to be centered in real estate loans. These loans comprised 79% of the total loan portfolio at September 30, 2004, compared with 76% in December of 2003 and 75% in September 2003.

Interest rates charged on loans vary with the degree of risk, maturity and amount of the loan. Competitive pressures, money market rates, availability of funds, and government regulation also influence interest rates. On average, the Company’s loan portfolio yielded approximately 5.78% and 5.88% during the three and nine month periods ended September 30, 2004, compared with 6.34% and 6.40% during the same periods of 2003.

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

United Financial, Inc.

Item 2. Managements’ Discussion and Analysis or Plan of Operations

September 30, 2004

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

The Company has investment securities with an amortized cost of $32.1 million at September 30, 2004. All investments are accounted for as available for sale under Financial Accounting Standards Board (FASB) No. 115 and are presented at their estimated fair market value of $32.2 million. The Company’s investment in debt securities at September 30, 2004, consists of $17.2 million in mortgage-backed securities, $9.5 million in collateralized mortgage obligations (“CMO’s”), $3.2 million in U.S. Government sponsored agency securities, and $2.2 million in municipal securities. Included in the CMO’s are approximately $6 million of non-agency CMO’s. The Company believes that these securities are well structured and have favorable prepayment characteristics. In addition, they are apportioned the same regulatory risk weight as agency CMO’s.

At September 30, 2004, the portfolio had a weighted average yield (tax equivalent) of 4.46% and a weighted average life of 6.16 years. Effective duration is a measure of duration which considers changes in cash flows and is based on the expected volatility of a security. At September 30, 2004, the portfolio has an effective duration of 3.59 years. In an up 200 point rate environment, it is expected that duration would extend to approximately 5.34 years.

The Company owned $1.2 million of Federal Home Loan Bank stock at September 30, 2004, compared with $825,000 at December 31, 2003.

The Bank is a limited partner in a North Carolina limited liability partnership established to provide mezzanine financing for eligible companies located in the Southeastern United States. The mezzanine fund operates as a Small Business Investment Company (“SBIC”). The Bank has committed to invest $500,000 in the fund, which will have an original term of 10 years, with two one-year extensions. The Bank’s pro rata interest in the entire fund is 1.9%. Through September 30, 2004, the Bank had received capital calls of $175,000, which is included in other assets.

United Financial, Inc.

Item 2. Managements’ Discussion and Analysis or Plan of Operations

September 30, 2004

Deposits

Deposits acquired in the Company’s local market area are its principal source of funding for lending and investing activities. Acquisition of high quality loan assets remains management’s primary goal in the overall growth of the Company’s balance sheet. In addition, accumulation of deposits, particularly lower cost deposits, continues to be viewed as critical for profitable growth and as a principal component in development of the Company’s long term franchise value. However, a significant portion of deposits are viewed as commodities and must be priced accordingly. During the first nine months of 2004, management utilized this pricing philosophy with respect to the Company’s certificates of deposit as a key marketing strategy for the generation of new deposit relationships. At September 30, 2004, certificates of deposit comprised 73% of total deposits, consistent with the ratio at both December 31, 2003 and September 30, 2003. Management expects to use certificate of deposit pricing to initially attract depositors and attract core deposits as well as provide other banking products. Accordingly, it is anticipated that certificates of deposit will continue to make up a significant portion of the Company’s primary funding over the near term.

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

Deposits at September 30, 2004 totaled approximately $107 million, compared with $101 million at December 31, 2003. The increase in total deposits is due primarily to growth in certificates of deposit, which increased $4.2 million. In addition, savings and money market accounts increased $1.6 million, while non-interest bearing deposit accounts increased approximately $200,000.

The Company has used brokered deposits in order to fund loans as well as execute leveraged investment transactions. At September 30, 2004, the Company had issued approximately $23.7 million in brokered deposits, compared with $24 million and $23.8 million at December 31, 2003 and September 30, 2003, respectively. Brokered deposits are recorded net of discounts which totaled approximately $69,000 at September 30, 2004. At September 30, 2004, scheduled brokered deposit maturities were $11.4 million, $12 million, and

United Financial, Inc.

Item 2. Managements’ Discussion and Analysis or Plan of Operations

September 30, 2004

$300,000 in 12 months, 12-36 months, and greater than 36 months, respectively. Overall, these deposits have a weighted average maturity of approximately 16 months and a weighted average rate of 3.03%. The Company anticipates brokered deposits will continue to be utilized in order to supplement liquidity.

Liquidity

The Company’s liquidity is determined by its ability to convert assets to cash or acquire alternative sources of funds to meet the needs of its customers who are withdrawing or borrowing funds, and to maintain required reserve levels, pay expenses and operate the Company on an ongoing basis. The Company’s primary liquidity sources are net income from operations, cash and due from banks, federal funds sold and other short-term investments, and borrowings from the FHLB. In addition, the Company has the ability, on a short-term basis, to purchase federal funds from other financial institutions. Finally, the Company has used the Internet as a source for attracting deposits from businesses, retirement plans, and other financial institutions. At September 30, 2004, these deposits totaled $9.4 million, or 9% of total deposits. In accordance with regulatory guidance, the Company has controls in place to monitor brokered and rate sensitive deposits. Since the Company is “well capitalized” for regulatory purposes, there are no restrictions on brokered deposit activity. At September 30, 2004, the Company’s loan to deposit ratio (including loans held for sale) was 91.70% This compares with a ratio of 88.18% at December 31, 2003 and 85.98% at September 30, 2003. Management believes that the Company has sufficient liquidity to meet all funding needs for the foreseeable future and expects long-term liquidity needs to be met through growth of its deposits.

Other Borrowings

At September 30, 2004, the Company had other borrowings of $27 million. Other borrowings consisted of secured borrowing agreements with the Federal Home Loan Bank of Atlanta (“FHLBA”) totaling $24.5 million and subordinated debt with another financial institution of $2.5 million. $5.5 million of the debt with the FHLBA is classified as short term debt.

The Company has a $4.5 million advance from the FHLBA which matures on August 19, 2005. The advance rate adjusts daily and is tied to the FHLBA overnight rate plus 30 basis points. The advance can be prepaid without penalty.

The Company has $8 million in fixed rate advances from the FHLBA. The advances have a weighted average rate of 3.36% with a weighted average maturity of 22 months. At September 30, 2004, scheduled maturities were $1 million in the next 12 months, and $7 million between 12 and 36 months.

United Financial, Inc.

Item 2. Managements’ Discussion and Analysis or Plan of Operations

September 30, 2004

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

In March 2001, the Bank issued subordinated debt in the principal amount of $2.5 million to a financial institution. The debenture matures on April 1, 2008 and floats at Wall Street Journal Prime less 100 basis points. The purpose of the transaction was to provide additional Tier 2 capital for the Company. Under the Federal Reserve’s risk based capital guidelines, banks may include in Tier 2 capital long-term subordinated debt that meets certain conditions. The $2.5 million is intended to be treated as capital rather than debt of the Company for the purposes of capital adequacy guidelines. At September 30, 2004, $1.5 million qualified as tier 2 capital. The debt is subordinated to that of general creditors, is unsecured, and does not contain provisions that permit the holder to require payment of principal prior to maturity except in the case of the Company’s bankruptcy or receivership. In the event of insolvency, this subordinated debt would be paid after general creditors but before any distribution to shareholders.

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

United Financial, Inc.

Item 2. Managements’ Discussion and Analysis or Plan of Operations

September 30, 2004

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

At September 30, 2004, the Company had commitments to extend credit of $10.4 million. Commitments to fund letters of credit totaled $425,000. The Company is committed to fund $325,000 in a limited liability partnership established to provide mezzanine financing for eligible companies located in the southeastern United States. The Company has additional commitments of approximately $50,000 in order to complete the construction of the new branch in Burlington, as well as an investment purchase of $2.4 million which settled in October 2004.

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

United Financial, Inc.

Item 2. Managements’ Discussion and Analysis or Plan of Operations

September 30, 2004

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

The amounts of loans and liabilities which reprice or mature within a particular period were determined in accordance with the contractual terms. The repricing of investments is based on projected cash flows at September 30, 2004. Loans with adjustable rates which have not reached a floor or ceiling are shown as being due at the end of the next upcoming adjustment period. Loans which have reached either a floor or ceiling are shown as changing at maturity. Money market deposit accounts and negotiable order of withdrawal or other transaction accounts are assumed to be subject to immediate repricing and depositor availability and have been placed in the shortest period. In making the gap computations, none of the assumptions sometimes made regarding prepayment rates and deposit decay rates have been used for any interest-earning assets or interest-bearing liabilities. In addition, the estimates do not reflect scheduled principal payments that will be received throughout the lives of the loans. The interest rate sensitivity of the Company’s assets and liabilities would vary substantially if different assumptions were used or if actual experience differs from that indicated by such assumptions. As of September 30, 2004, the Company has a negative interest rate gap of 84.20% of total earning assets in the one-year time frame. However, this excludes loans which have reached a floor and will change should rates increase, which appears likely for the next several quarters. At September 30, 2004, the Company had approximately $4 million in loans which had reached a floor and were considered fixed with a repricing time horizon exceeding 12 months. Should rates increase, these loans would reprice within one year, thereby improving the Company’s interest rate gap to 89.56%. In addition, the Company has $4 million of convertible rate advances from the FHLBA which are currently subject to call by the issuer. The increase in interest rates during the first nine months of 2004 has increased the possibility that these advances could be called during the next twelve months. In the event that these are called, the Company has the option to pay the advances or convert them to adjustable rate advances which would be tied to three month LIBOR, increasing the Company’s exposure to variable rate funding.

Capital

The Company and Bank are required by their own policies and by applicable federal regulations to maintain certain capital levels. Because the Company has no significant assets other than the investment in the Bank, there is no material difference between Consolidated and Bank only ratios. In an effort to achieve a measurement of capital adequacy that is sensitive to the individual risk profiles of financial institutions, the various financial

United Financial, Inc.

Item 2. Managements’ Discussion and Analysis or Plan of Operations

September 30, 2004

institution regulators have minimum capital guidelines that categorize various components of capital and types of assets and measure capital adequacy in relation to the financial institution’s relative level of those capital components and the level of risk associated with various types of assets of that financial institution. The guidelines call for minimum adjusted total capital of 8% of risk-adjusted assets. As of September 30, 2004, the Bank’s total risk-based capital ratio was 13.24%. This compares with 15% at December 31, 2003 and 14.62% at September 30, 2003. The declining ratio is due to strong growth in the Company’s assets, while earnings growth has not been significant.

In addition to the risk-based capital requirements described above, the Bank is subject to a leverage capital requirement, which calls for a minimum ratio of leverage capital, as defined in the regulations, to quarterly average total assets of 3-5%. As of September 30, 2004, the Bank’s leverage capital ratio was 7.53%. This compares with 8.01% at December 31, 2003 and 8.09% at September 30, 2003. The declining ratio is due to strong growth in the Company’s assets, while earnings growth has not been significant.

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

Recent Accounting Pronouncements

In March 2004, the Financial Accounting Standards Board (“FASB”) issued EITF No. 03-1 (“EITF 03-1”), “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” which provided guidance for evaluating whether an investment is other-than-temporarily impaired and its application to investments classified as either available for sale or held to maturity under FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and investments accounted for under the cost or equity method of accounting. In September 2004, the FASB issued FASB Staff Position (“FSP”) EITF No. 03-1-1, a delay of the effective date for the measurement and recognition guidance contained in paragraphs 10-20 of EITF 03-1 until the FASB issues final guidance, expected in the fourth quarter 2004.

Item 3. Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this quarterly report, have concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report.

There were no changes in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM	1. LEGAL PROCEEDINGS

There were no material legal proceedings pending at September 30, 2004, against the Company or the Bank, other than ordinary routine litigation incidental to their respective businesses, to which the Company or the Bank is a party or of which any of their property is the subject. It is to be expected that various actions and proceedings may be anticipated to be pending or threatened against, or to involve, the Company or the Bank from time to time in the ordinary course of business. Some of these may from time to time involve large demands for compensatory and/or punitive damages. At the present time, management knows of no pending or threatened litigation the ultimate resolution of which would have a material adverse effect on the Company’s financial position or results of operations.

ITEM	2. CHANGES IN SECURITIES, AND SMALL BUSINESS ISSUERPURCHASES OF EQUITY SECURITIES

None.

ITEM	3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM	4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM	5. OTHER INFORMATION

None.

ITEM	6. EXHIBITS

(a)	Exhibit 31(i) Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31(ii) Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(b)	Exhibit 32(i) Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32(ii) Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Small Business Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

United Financial, Inc.

Date: November 15, 2004	/s/ William M. Griffith, Jr.
William M. Griffith, Jr.
President & Chief Executive Officer
(Duly Authorized Officer)

Date: November 15, 2004	/s/ William E. Swing, Jr.
William E. Swing, Jr.
Senior Vice President
Chief Financial Officer
Principal Accounting Officer