Form 10KSB
period 2004-12-31
UNITED FINANCIAL INC
filed 2005-03-31
CIK 1192931

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR FISCAL YEAR ENDED DECEMBER 31, 2004

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

COMMON STOCK, $1.00 PAR VALUE

Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

The Registrant’s revenues for the year ended December 31, 2004 were $8,400,000.

The aggregate market value of the voting stock held by non-affiliates of the Registrant at March 4, 2005 was approximately $10,800,000.

The number of shares of the Registrant’s Common Stock outstanding on March 30, 2005 was 1,640,565.

Documents Incorporated by Reference:

None.

Transitional Small Business Format    YES  ☐    NO  ☒

PART I

ITEM 1 – DESCRIPTION OF BUSINESS

General

United Financial, Inc. (the “Registrant” or “Company”) primarily serves as the holding company for Alamance Bank (the “Bank”). The Registrant’s headquarters are located at 1128 South Main Street, Graham, North Carolina 27253.

The Registrant was incorporated under the laws of the State of North Carolina on June 20, 2002, at the direction of the Board of Directors of the Bank, then known as Alamance National Bank, to serve as the bank holding company for the Bank. To become the Bank’s holding company, Registrant received approval of the Board of Governors of the Federal Reserve System (the “Federal Reserve”), the Office of the Comptroller of the Currency (the “OCC”), as well as the Bank’s shareholders. Upon receiving such approval, on September 30, 2002 each share of $5.00 par value common stock of the Bank was exchanged on a one-for-one basis for one share of $1.00 par value common stock of the Registrant.

The Bank was organized under the laws of the United States and commenced operations on September 14, 1998. From its inception through November 2004, the Bank operated as an insured national bank subject to regulation by the OCC. In March of 2000, the Bank formed Premier Investment Services, Inc. (“Premier”), a wholly owned subsidiary offering insurance and investment products. In September of 2000, the Bank opened a banking office in Hillsborough, North Carolina under the name Hillsborough National Bank, a division of Alamance National Bank. During the third quarter of 2004, the Bank opened a third full service branch in Burlington, North Carolina. In November 2004, the Bank converted its national charter into a state banking charter and became known as Alamance Bank. The Bank now operates under the banking laws of North Carolina and the rules and regulations of the Federal Deposit Insurance Corporation (the “FDIC”).

The Bank operates primarily to provide high quality banking products and services to individuals and small- to medium-sized businesses in Alamance and Orange Counties, North Carolina, while developing personal, hometown associations with these customers. The Bank offers a range of banking services including checking and savings accounts, commercial, consumer and personal loans, safe deposit boxes, an automated teller machine, and other associated services. In addition, the Bank offers investment and insurance products through its subsidiary, Premier. The Bank’s primary sources of revenue are interest income from its commercial and real estate lending activities and, to a lesser extent, from its investment portfolio. The Bank also earns fees from lending and deposit activities, as well as investment and insurance products. The major expenses of the Bank are interest on deposit accounts and general and administrative expenses, such as salaries, occupancy and related expenses.

Primary Market Area

The Bank’s current market areas are Alamance and Orange Counties, North Carolina, both located in Central North Carolina. In Alamance County, the Bank’s particular emphasis has been on Graham and the southern and eastern portions of Alamance County. Alamance County is approximately thirty miles east of Greensboro and thirty miles west of Durham, North Carolina. Alamance County’s population is approximately 139,000 and Graham is its county seat. The Bank’s base of operations in Orange County is the county seat, Hillsborough. Orange County borders the Research Triangle Park and has a population of approximately 123,000.

Taken as a whole, the Bank’s market is located on the Interstate 85/40 corridor and has a relatively diverse mix of commerce including agriculture, large retail outlet centers and manufacturing. While textile manufacturing has traditionally played a significant role in the growth of the area, manufacturing has become much more diversified over the past twenty years in the Bank’s market area.

Competition

Commercial banking in North Carolina is extremely competitive with state laws which have long permitted statewide branching. In its market area, the Bank competes directly for deposits with other commercial banks, savings and loan associations, agencies issuing U. S. Government securities and all other organizations and institutions engaged in money market transactions. In its lending activities, the Bank competes with all other financial institutions as well as consumer finance companies, mortgage companies and other lenders that do business in its market area. In Alamance County, there are 46 offices of 12 different commercial banks (including the largest banks in North Carolina) and one (1) office of a savings institution, as well as offices of various other entities engaged in the extension of credit. In Orange County, there are 30 offices of seven (7) different commercial banks (including the largest banks in North Carolina) as well as offices of various other entities engaged in the extension of credit.

Employees

At December 31, 2004, the Registrant employed 43 full-time and four (4) part-time employees. None of the Registrant’s employees are covered by a collective bargaining agreement. The Registrant believes its relations with its employees to be good.

Regulation

Regulation of the Bank

The Bank is extensively regulated under both state and federal law. Generally, these laws and regulations are intended to protect depositors and borrowers, not shareholders. To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions. Any change in applicable law or regulation may have a material effect on the business of the Registrant and the Bank.

State Law. The Bank is subject to extensive supervision and regulation by the Office of the North Carolina Commissioner of Banks (the “Commissioner”). The Commissioner oversees state laws that set specific requirements for bank capital and regulate deposits in, and loans and investments by, banks, including the amounts, types, and in some cases, rates. The Commissioner supervises and performs periodic examinations of North Carolina-chartered banks to assure compliance with state banking statutes and regulations, and the Bank is required to make regular reports to the Commissioner describing in detail the resources, assets, liabilities and financial condition of the Bank. Among other things, the Commissioner regulates mergers and consolidations of state-chartered banks, the payment of dividends, loans to officers and directors, record keeping, types and amounts of loans and investments, and the establishment of branches.

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

A banking organization’s risk-based capital ratios are obtained by dividing its qualifying capital by its total risk adjusted assets. The regulators measure risk-adjusted assets, which include off balance sheet items, against both total qualifying capital (the sum of Tier 1 capital and limited amounts of Tier 2 capital) and Tier 1 capital. “Tier 1,” or core capital, includes common equity, qualifying noncumulative perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, less goodwill and other intangibles, subject to certain exceptions. “Tier 2,” or supplementary capital, includes among other things, limited-life preferred stock, hybrid capital instruments, mandatory convertible securities, qualifying subordinated debt, and the allowance for loan and lease losses, subject to certain limitations and less required deductions. The inclusion of elements of Tier 2 capital is subject to certain other requirements and limitations of the federal banking agencies. Banks and bank holding companies subject to the risk-based capital guidelines are required to maintain a ratio of Tier 1 capital to risk-weighted assets of at least 4% and a ratio of total capital to risk-weighted assets of at least 8%. The appropriate regulatory authority may set higher capital requirements when particular circumstances warrant. As of December 31, 2004, the Bank was classified as “well-capitalized” with Tier 1 and Total Risk-Based Capital of 10.75% and 13.48% respectively.

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

Miscellaneous. The dividends that may be paid by the Bank are subject to legal limitations. In accordance with North Carolina banking law, dividends may not be paid unless the Bank’s capital surplus is at least 50% of its paid-in capital and it has positive retained earnings.

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

The merger or consolidation of the Registrant with another bank holding company, or the acquisition by the Registrant of assets of another bank, or the assumption of liability by the Registrant to pay any deposits in another bank, will require the prior written approval of the primary federal bank regulatory agency of the acquiring or surviving bank under the federal Bank Merger Act. The decision is based upon a consideration of statutory factors similar to those outlined above with respect to the Bank Holding Company Act. In addition, in certain such cases an application to, and the prior approval of, the Federal Reserve Board under the Bank Holding Company Act and/or the North Carolina Banking Commission may be required.

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

Sarbanes-Oxley Act of 2002. On July 30, 2002, the Sarbanes-Oxley Act of 2002 was signed into law and became some of the most sweeping federal legislation addressing accounting, corporate governance and disclosure issues. The impact of the Sarbanes-Oxley Act is wide-ranging as it applies to all public companies and imposes significant new requirements for public company governance and disclosure requirements.

In general, the Sarbanes-Oxley Act mandated important new corporate governance and financial reporting requirements intended to enhance the accuracy and transparency of public companies’ reported financial results. It established new responsibilities for corporate chief executive officers, chief financial officers and audit committees in the financial reporting process and created a new regulatory body to oversee auditors of public companies. It backed these requirements with new SEC enforcement tools, increased criminal penalties for federal mail, wire and securities fraud, and created new criminal penalties for document and record destruction in connection with federal investigations. It also increased the opportunity for more private litigation by lengthening the statute of limitations for securities fraud claims and provided new federal corporate whistleblower protection.

The economic and operational effects of this relatively new legislation on public companies, including us, has been and will continue to be significant in terms of time, resources and costs associated with complying with the law. Because the Sarbanes-Oxley Act, for the most part, applies equally to larger and smaller public companies, we have been and will continue to be presented with additional challenges as a smaller, community-oriented financial institution seeking to compete with larger financial institutions in our market.

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

Dividends. As a bank holding company that does not, as an entity, currently engage in separate business activities of a material nature, the Registrant’s ability to pay cash dividends depends upon the cash dividends the Registrant receives from the Bank. At present, the Registrant’s only source of income is dividends paid by the Bank and interest earned on any investment securities the Registrant holds. The Registrant must pay all of its operating expenses from funds it receives from the Bank. Therefore, shareholders may receive dividends from the Registrant only to the extent that funds are available after payment of our operating expenses and the board decides to declare a dividend. In addition, the Federal Reserve Board generally prohibits bank holding companies from paying dividends except out of operating earnings, and the prospective rate of earnings retention appears consistent with the bank holding company’s capital needs, asset quality and overall financial condition. We expect that, for the foreseeable future, any dividends paid by the Bank to us will likely be limited to amounts needed to pay any separate expenses of the Registrant and/or to make required payments on our debt obligations.

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

ITEM 2 - DESCRIPTION OF PROPERTY

The following table sets forth the location of the Bank’s offices, as well as certain information relating to the offices to date.

Office Location	Year Opened	Approximate Square Footage	Owned Or Leased
Main Office 1128 South Main Street Graham, NC	2001	10,000	Owned

Hillsborough Branch 102 Millstone Road Hillsborough, NC	2001	3,000	Owned

Burlington Office 3158 South Church Street Burlington, NC	2004	5,100	Owned

ITEM 3 - LEGAL PROCEEDINGS

In the normal course of its operations, the Registrant from time to time is party to various legal proceedings. Based upon information currently available, and after consultation with its counsel, management believes that there are no pending legal proceedings to which the Registrant is a party, or of which any of its property is subject, other than routine litigation that is incidental to its business.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Registrant’s common stock is listed on the OTC Bulletin Board under the symbol “UTDF.” Set forth below are the approximate high and low sales prices, known to management of the Registrant, for each quarter in the last two fiscal years. Prices reflect the five-for-four stock split paid in February 2003 and the six-for-five stock split paid in February 2001. The five-for-four split was effected in the form of a 25% stock dividend. The six-for-five split was effected in the form of a 20% stock dividend. The sales prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	2004		2003
	High	Low	High	Low
First Quarter	9.00	7.50	7.65	6.25
Second Quarter	8.00	7.10	8.30	6.30
Third Quarter	8.50	7.30	10.01	8.05
Fourth Quarter	8.50	7.60	9.70	8.70

As of March 4, 2005, there were approximately 1,600 holders of record of the Registrant’s common stock.

The Registrant has not paid any cash dividends in the past two years. See Item 1, “Regulation of the Registrant - Dividends” for a discussion of restrictions that limit the Registrant’s ability to pay dividends now and in the future.

See Item 11 for disclosure regarding securities authorized for issuance under equity compensation plans.

ITEM 6 - MANAGEMENT’S DISCUSSION AND ANALYSIS

Selected Financial Data

The following table sets forth certain selected financial data for the years ended December 31, 2004, 2003, and 2002.

	December 31,
	2004	2003	2002
Summary of Operations

Interest income	$7,308,012	$6,934,805	$7,283,944
Interest expense	2,968,496	3,113,792	3,242,107

Net interest income	4,339,516	3,821,013	4,041,837
Provision for credit losses	574,410	164,968	632,000
Other income	1,090,966	1,002,700	600,315
Other expense	4,629,138	3,934,252	3,309,877

Net income (loss)	$226,934	$724,493	$700,275

Per Share Data (1)

Basic earning per share	$.14	$.44	$.45
Diluted earning per share	$.14	$.44	$.45
Cash dividends declared	N/A	N/A	N/A
Book value	$6.41	$6.38	$6.31

Balance Sheet

Loans, net	$96,312,622	$89,147,678	$89,205,852
Investment securities	36,525,243	32,416,667	22,046,769
Total assets	146,845,956	131,348,945	125,847,354
Deposits	106,789,642	101,097,271	98,834,758
Stockholders’ equity	10,523,776	10,461,189	10,344,911
Interest-earning assets	134,362,792	121,683,890	117,330,908
Interest-bearing liabilities	125,315,838	110,893,151	104,895,224

Selected Ratios

Return on average assets	.16%	.57%	.62%
Return on average equity	2.15%	7.03%	7.71%
Dividends declared as a percent of net income	N/A	N/A	N/A

(1)	Adjusted to reflect a five-for-four stock split effected in the form of a 25% stock dividend paid in February 2003 and a six-for-five stock split effected in the form of a 20% stock dividend paid in February 2001.

Management’s Discussion and Analysis

Management’s Discussion and Analysis is provided to assist in the understanding and evaluation of the Company’s financial condition and its results of operations. The following discussion should be read in conjunction with the Company’s financial statements and related notes.

This report contains forward-looking statements with respect to the Company’s financial condition and results of operations and business. Such statements are subject to certain factors that may cause the Company’s results to vary from those expected. These factors include change in economic and financial market conditions, competition, ability to execute the Company’s business plan, items already mentioned in this report, and other factors described in the Company’s filings with the Securities & Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s judgment only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events and circumstances that arise after the date hereof.

Critical Accounting Policies

Management’s Discussion and Analysis is based upon the Company’s consolidated financial statements, which are prepared in accordance with generally accepted accounting principles. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Critical accounting policies are those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in future periods. The accounting policy considered critical to the Company’s financial statement results is the Company’s determination of the allowance for loan losses. Management believes the Company’s policy with respect to the determination of the allowance for loan losses involves a higher degree of complexity and requires difficult and subjective judgments which require assumptions or estimates about uncertain matters. Changes in these judgments could materially impact future results. This critical accounting policy is periodically reviewed by the Audit Committee and the Board of Directors.

Total assets at December 31, 2004 were $147 million, compared with $131 million at December 31, 2003, an increase of $16 million, or 12%. Total assets at December 31, 2003 were $131 million, compared with $126 million at December 31, 2002, an increase of $5 million, or 4%. During 2004, net loans (including loans held for sale) increased from $89 million to $96 million, an increase of $7 million, or 8%. The increase is due primarily to growth in loan participations with other financial institutions, which increased from $6.2 million at December 31, 2003 to $10.4 million at December 31, 2004. Net loans totaled $89 million at both December 31, 2003 and 2002.

Total liabilities at December 31, 2004 were $136 million compared with $121 million at December 31, 2003, an increase of $15 million, or 12%. Total liabilities at December 31, 2003 were $121 million compared with $116 million at December 31, 2002, an increase of $5 million, or 4%. Deposits at December 31, 2004 were $107 million, an increase of $6 million or 6% since December 31, 2003. Deposits at December 31, 2003 were $101 million, an increase of $2 million or 2% since December 31, 2002.

Net income for the twelve months ended December 31, 2004 was $227,000, a decrease of $497,000 from net income of $724,000 for the twelve months ended December 31, 2003. Earnings per share (both basic and diluted) were $.14 for the twelve months ended December 31, 2004, compared with earnings per share (both basic and diluted) of $.44 for the twelve months ended December 31, 2003.

Overall, earnings for 2004 were impacted by an increase in the provisions for loan loss, which increased approximately $409,000. In addition, non-interest expense increased $695,000, or 18%, due primarily to higher compensation expense and professional fees. This offset an increase of $88,000 in non-interest income.

For the twelve months ended December 31, 2004, net interest income, before the provision for loan loss, increased from approximately $3.8 million to approximately $4.3 million. This change is due to growth in earning assets, which increased from $120 million to $132 million. The net yield on earning assets increased from 3.17% to 3.29%. The increase is due to lower funding costs, which declined from 2.88% to 2.47%. This decline offset lower yields on average earning assets, which declined from 5.76% in 2003 to 5.55% in 2004.

For the twelve months ended December 31, 2004, non-interest income increased from $1 million to $1.1 million, an increase of 10%. However, non-interest income for 2003 included gains on the sale of investments of $215,000, compared with $122,000 in 2004. Excluding gains from the sale of investments, non-interest income increased from $788,000 to $969,000, an increase of $181,000, or 23%. The increase is due primarily to higher investment commissions, which increased from $64,000 in 2003 to $241,000 in 2004. Non-interest expense increased $695,000 during 2004. The increase was due primarily to higher salaries, which increased $436,000.

Table 1 below analyzes net interest income. Net interest income, the “spread” between earnings on interest-earning assets and the interest paid on interest-bearing liabilities, constitutes the largest source of the Company’s earnings. Non-accrual loans are included in average loan balances. The Company’s net interest income increased by 14% in 2004, compared with a 5% decrease during 2003. Average earning assets increased by 9% in 2004 and 15% in 2003. The net yield on average earning assets (net interest income divided by average earning assets) was 3.29% in 2004, 3.17% in 2003 and 3.85% in 2002. The average rate paid on interest bearing liabilities decreased 41 basis points in 2004, compared with a 58 basis point decrease in 2003. Total interest expense decreased $146,000 in 2004, compared with a decrease of $128,000 in 2003. The decrease in 2004 was due to lower rates, as average total interest bearing liabilities increased 11%. Changes in interest income and interest expense can result from variances in both volume and rates. Table 2 below analyzes the effect of variance in volume and rates on interest income, interest expense and net interest income. The table distinguishes between changes attributable to volume (changes in volume multiplied by the prior period’s rate), changes attributable to rate (changes in rate multiplied by the prior period’s volume). The change attributable to both rate and volume has been equally allocated to both the changes attributable to volume and the changes attributable to rate. The net effect of changes in rates was an increase in net interest income of $519,000 in 2004, compared to a decrease of $221,000 in 2003.

Table 1. Net Interest Income and Average Balances (dollars in thousands)

	Year Ended December 31, 2004			Year Ended December 31, 2003			Year Ended December 31, 2002
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
Interest earning assets:
Investment securities	$34,651	$1,521	4.39%	$26,548	$1,136	4.28%	$14,386	$830	5.77%
Federal funds sold	1,129	17	1.51%	1,936	21	1.08%	2,108	32	1.52%
Loans (net)	95,345	5,758	6.04%	89,365	5,752	6.44%	87,291	6,401	7.33%
Deposits with banks	668	12	1.80%	2,554	26	1.02%	1,318	21	1.59%

Total interest-earning assets	131,793	7,308		120,403	6,935		105,103	7,284

Yield on average interest-earning assets			5.55%			5.76%			6.93%

Non-interest-earning assets:
Cash and due from banks	1,467			1,326			2,618
Property and equipment	4,777			4,279			4,013
Interest receivable and other	2,758			2,027			1,056

Total non-interest-earning assets	9,002			7,632			7,687

Total assets	$140,795			$128,035			$112,790

Interest-bearing liabilities:
Demand deposits	$3,321	$27.81%		$3,132	24.77%		$2,924	26.89%
Savings deposits	14,988	187	1.25%	12,845	185	1.44%	9,668	204	2.11%
Time deposits	76,917	1,960	2.55%	74,755	2,307	3.09%	69,618	2,569	3.69%
Fed funds sold/Repurchase agreements	298	4	1.34%	197	2	1.02%	280	3	1.07%
Other borrowed funds	24,525	790	3.22%	17,118	596	3.48%	11,258	440	3.91%

Total interest-bearing liabilities	120,049	2,968		108,047	3,114		93,748	3,242

Cost on average interest-bearing liabilities			2.47%			2.88%			3.46%

Non-interest bearing liabilities:
Demand deposits	9,575			9,405			8,730
Interest payable and other	608			290			1,232

Total non-interest-bearing liabilities	10,183			9,695			9,962

Total liabilities	130,232			117,742			103,710

Stockholders’ equity	10,563			10,293			9,080

Total liabilities and stockholders’ equity	$140,795			$128,035			$112,790

Net interest income		$4,340			$3,821			$4,042

Net yield on interest-earning assets			3.29%			3.17%			3.85%

Table 2. Rate/Volume Variance Analysis (dollars in thousands)

	2004 Compared to 2003			2003 Compared to 2002
	Interest Income/ Expense Variance	Variance Attributed To		Interest Income/ Expense Variance	Variance Attributed To
		Rate	Volume		Rate	Volume
Interest-earning assets:
Interest bearing deposits in banks	$(14)	$13	$(27)	$5	$(15)	$20
Investment securities	385	34	351	306	(396)	702
Federal funds sold	(4)	6	(10)	(11)	(8)	(3)
Loans	6	(367)	373	(649)	(803)	154

Total	373	(314)	687	(349)	(1,222)	873

Interest-bearing liabilities:
Demand deposits	3	2	1	(2)	(4)	2
Savings deposits	2	(27)	29	(19)	(86)	67
Time deposits	(347)	(408)	61	(262)	(452)	190
Repurchase agreements	2	1	1	(1)	—	(1)
Other borrowings	194	(54)	248	156	(73)	229

Total	(146)	(486)	340	(128)	(615)	487

Net interest income	$519	$(172)	$347	$(221)	$(607)	$386

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

The allowance consists of general, specific, and unallocated components. The general component covers non-classified loans that are evaluated as a group by loan category. Using the various evaluation factors, management assigns predetermined allowance percentages for each major loan category. Loans that exhibit an acceptable level of risk per the internal loan grading system are grouped by loan category and multiplied by the associated allowance percentage to determine an adequate level of allowance for loan losses. The specific component relates to loans that may be classified as doubtful, substandard, or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. An unallocated component may be maintained to cover uncertainties that could affect management’s estimate of probable loan losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodology for estimating specific and general losses in the portfolio.

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

At December 31, 2004, the allowance stood at approximately $1.5 million, compared with $1.5 million at December 31, 2003. The allowance for loan losses was 1.58% and 1.64% as of December 31, 2004 and December 31, 2003, respectively.

During the twelve months ended December 31, 2004, $574,000 was provided for loan losses, which compares to approximately $165,000 for the twelve months ended December 31, 2003, an increase of $409,000, or 248%. The increase was due to higher net charge offs in 2004. During 2004, the Company experienced loan losses totaling $560,000, and had recoveries of $57,000. During 2003, the Company experienced loan losses totaling $307,000, and had recoveries of $30,000.

At December 31, 2004, $431,000 of the reserve was specifically allocated for loans totaling $2.5 million. At December 31, 2003, $333,000 of the reserve was specifically allocated for loans totaling $1.8 million. At December 31, 2004, approximately $40,000 of the allowance was unallocated to a specific loan or group of loans, compared to $10,000 in 2003.

During the twelve months ended December 31, 2003, $165,000 was provided for loan losses, which compares to approximately $632,000 for the twelve months ended December 31, 2002, a decrease of $467,000, or 74%. The decrease was due to reduced loan growth experienced during 2003, relative to 2002. During 2003, the Company experienced loan losses totaling $307,000, and had recoveries of $30,000. During 2002, the Company experienced loan losses totaling $233,000, and had recoveries of $9,000.

The following table describes the activity relating to our allowance for loan losses for the 12 months ended December 31 for the periods indicated:

	2004	2003
Beginning balance	$1,474,534	$1,586,175
Provision for loan loss	574,410	164,968

Charge offs:
Commercial	440,924	29,560
Real estate	1,486	133,000
Consumer	117,470	144,205

Total	559,880	306,765

Recoveries	56,744	30,156

Ending balance	$1,545,808	$1,474,534

The following table describes the allocation of the allowance for loan losses among various categories of loans for the dates indicated (in 000’s):

	For the Year Ended December 31, 2004		For the Year Ended December 31, 2003
	Amount	%	Amount	%
Earning assets:
Commercial	$469	18.35%	$487	20.28%
Real Estate - Construction	148	14.02%	210	15.29%
Real Estate - Mortgage	359	25.54%	309	27.56%
Real Estate – Commercial mortgage	445	39.71%	371	33.12%
Consumer	78	2.38%	88	3.75%
Unallocated	47	—%	10	—%

Total earning assets	$1,546	100.00%	$1,475	100.00%

Other Income

Non-interest income consists of revenues generated from a variety of financial products and services offered by the Company. The majority of non-interest income results from service charges on deposit accounts consisting of account fees, insufficient check charges, and sales of checks. The Company also generates non-interest income from non-depository products and services offered by the Bank and Premier.

Table 3. Sources of Non-interest Income

	For the period ended December 31,
	2004	2003	2002
Service charges on deposit accounts	$263,490	$271,142	$259,675
Brokered loan fees	334,502	377,181	178,408
Commissions from the sale of investment products	241,335	64,331	66,125
Increase in cash surrender value on bank owned life insurance	90,343	55,241	22,587
Net realized gains on sales of securities and loans	121,554	215,246	13,425
Other operating income	39,742	19,559	60,095

	$1,090,966	$1,002,700	$600,315

Brokered loan fees decreased $43,000, or 11%, during 2004 due to higher mortgage rates during 2004. Commissions from the sale of investment products increased $177,000 due to additional staffing. The increase in cash surrender value is due to improved performance during 2004.

Service charges and fees increased in 2003 due to overall growth in deposit accounts. Brokered loan fees increased $199,000, or 111%, during 2003 due to the high degree of mortgage refinancing resulting from the low interest rate environment prevalent during the year. The increase in cash surrender value increased due to the fact the Company owned life insurance policies for all of 2003, compared to approximately three months during 2002. Other operating income for 2002 included gains on the sale of SBA loan guarantees of $44,000.

Other Expense

As noted in Table 4 below, the major components of other expense for the years ended December 31, 2004, 2003, and 2002 are salary and benefits paid to employees, occupancy and equipment expenses, data processing fees, and other non-interest related costs which are required to run the Company.

Non-interest expense for the year ended December 31, 2004 was approximately $4.6 million, compared with approximately $3.9 million during 2003, an increase of $.7 million, or 18%. The increase was due primarily to higher salaries and employee benefits, which increased $436,000, or 22%. This increase is due to additional staffing compared to the same period in 2003, increased incentives from the sale of nonproprietary investment products, and higher taxes and employee benefits. Occupancy expense increased $58,000, or 24%, during 2004. Factors behind the change are increased building depreciation, rental expense, utilities and other maintenance costs. Equipment expense decreased approximately $4,000, or 2%, due primarily to decreased depreciation. Advertising expenses increased $48,000 during 2004 compared with 2003. The Company increased advertising during 2004 in order to gain name recognition in the Burlington market of Alamance County. Professional fees include accounting and auditing fees, legal fees, as well as other consulting advisory fees. These fees increased $96,000 during 2004 due to loan related legal fees, other consulting advisory fees, and accounting fees. Data processing expenses decreased $55,000, or 19%, during 2004. Data processing fees during 2003 included $111,000 in expenses related to the conversion of the Company’s core data processing system. Other expenses increased approximately $135,000, in 2004 compared with 2003. Included in other operating expenses is a valuation allowance of $29,000 for real estate owned. The increase is also due primarily to higher clearing charges for investment products, higher ATM related expenses, and an increase in printing and office supplies.

Non-interest expense for the year ended December 31, 2003 was approximately $3.9 million, compared with approximately $3.3 million during 2002, an increase of $.6 million, or 18%. The increase was due primarily to higher salaries and employee benefits, which increased $369,000, or 23%. This increase is due to additional staffing compared to the same period in 2002, increased incentives from the sale of mortgage loans, and increased employee benefits. Data processing expenses increased $133,000, or 86% during 2003. The Company completed a data processing system conversion during the fourth quarter. Total expenses relating to the conversion were $111,000. Occupancy expense increased $32,000, or 15%, during 2003. The increase is due to increased depreciation, property taxes as well as expenses incurred in the renovation of previously acquired property which house accounting and operations personnel. Equipment expense increased approximately $16,000, or 8%, due primarily to increased depreciation. Professional fees increased $29,000, or 13%, due to higher accounting and loan related legal fees. Other expenses increased approximately $35,000, or 5%, during the twelve months ended December 31, 2003 compared with 2002. Other expenses increased due to higher shareholder expense, printing and supplies, and ATM fees, which offset reduced miscellaneous losses, contributions, and conferences.

The Company implemented a non-qualifying deferred compensation plan in 2002 for certain key executive officers. The Company has purchased life insurance policies on the participating officers in order to provide future funding of benefit payments. Benefits will accrue based upon the performance of the underlying life insurance policies during employment. Such benefits will continue to accrue and be paid throughout each participant’s life assuming satisfactory performance of the funding life insurance policies. The plan also provides for payment of death or disability benefits in the event a participating officer becomes permanently disabled or dies prior to attainment of retirement age. During 2004, a provision of approximately $63,000 was expensed for future benefits to be provided under this plan, compared with $6,000 in 2003 and $11,000 in 2002.

The Bank has established a Directors Deferred Compensation Plan in which each Director may elect to defer receipt of fees for services rendered to the Bank as a Director during the term of his or her service by entering into a written deferred compensation election. The Bank matches 25% of the Director’s deferral. The deferred compensation and the Bank match are paid into a Rabbi Trust established expressly for the Plan, where they are invested in the Company’s common stock each quarter. The Bank’s match was $15,000 in 2004, compared with $17,000 in 2003 and $4,000 in 2002. The deferral in 2002 was limited to the fourth quarter.

The Company’s efficiency ratio is defined as non-interest expense as a percentage of the sum of net interest income and non-interest income, adjusted for nonrecurring events. The efficiency ratio was 87.20% in 2004, compared with 85.37% in 2003 and 71.51% in 2002.

The Company’s overhead ratio is defined as the difference between non-interest expense and non-interest income as a percentage of net interest income. The overhead ratio was 84.33% in 2004, compared with 82.36% in 2003 and 67.37% in 2002.

Table 4. Sources of Non-interest Expense

	For the period ended December 31,
	2004	2003	2002
Salary and benefits	$2,433,126	$1,996,683	$1,627,679
Occupancy expenses	297,706	239,653	207,706
Equipment expenses	224,951	229,274	213,103
Advertising	144,390	95,847	104,475
Directors fees	107,950	108,847	84,800
Professional fees	350,898	255,063	225,891
Data processing	232,357	287,316	154,770
Foreclosed assets, net	(9,718)	9,583	14,911
Other expenses	847,478	711,986	676,542

	$4,629,138	$3,934,252	$3,309,877

Analysis of Financial Condition

Average earning assets were approximately 93.61% of total assets during 2004, compared with 94.04% during 2003. The following table illustrates the growth of various balance sheet components during each year. During 2004, average net loans represented 67.72% of total average assets as compared with 69.80% during 2003. During 2004 the investment portfolio increased from 20.73% of total assets to 24.61% of total assets. Investments have primarily been funded with Federal Home Loan Bank borrowings or Master Rate Certificates of Deposit (“Brokered CD’s”), as the Company has pursued leveraged investment opportunities in order to take advantage of spreads between yields on mortgage-backed securities and these funding vehicles. Management’s primary goal continues to be that of growing the Company’s balance sheet through the origination and acquisition of high quality loan assets and funding such growth through acquiring local deposits within the markets served by the Company. This effort will serve to maximize the yield on earning assets. As these assets are acquired, management intends to manage interest rate risk and liquidity by structuring the remainder of the balance sheet in a manner consistent with offsetting these longer duration loan assets.

Table 5. Average Asset Mix

	For the Year Ended December 31, 2004		For the Year Ended December 31, 2003
	Average Balance	%	Average Balance	%
Earning assets:
Loans, net	$95,345	67.72%	$89,365	69.80%
Investment securities	34,651	24.61%	26,548	20.73%
Federal funds sold	1,129.80%		1,936	1.51%
Deposits with banks	668.47%		2,554	1.99%

Total earning assets	131,793	93.61%	120,403	94.04%

Nonearning assets:
Cash and due from banks	1,467	1.04%	1,326	1.04%
Property and equipment	4,777	3.39%	4,279	3.34%
Other assets	2,758	1.96%	2,027	1.58%

Total nonearning assets	9,002	6.39%	7,632	5.96%

Total assets	$140,795	100.00%	$128,035	100.00%

Loans

The Company strives to maintain its loan portfolio in accordance with what management believes are conservative loan underwriting policies that result in loans specifically tailored to the needs of the Company’s market areas. Every effort is made to identify and minimize the credit risks associated with such lending strategies. The Company has no foreign loans, few agricultural loans and does not engage in lease financing. The Company does provide lines of credit to fund automobile dealer floor plans of approximately $2.9 million. The majority of loans captioned in the tables discussed below as “real estate” loans are primarily commercial loans where real estate provides additional security for the loan. Collateral for virtually all of these loans is located within the Company’s principal market area. The composition of the Company’s loan portfolio is presented in Table 6 below for the periods indicated.

Average net loans (including non accruing loans and loans held for sale) totaled $95 million during 2004 as compared with $89 million in 2003. Management expects the Company’s loan portfolio to continue to increase moderately over the next fiscal year as a result of growth in the Company’s lending staff. Management views the ability to acquire high quality loan assets to be essential to the Company’s growth and profitability. Accordingly, continued expansion of loan production capacity is anticipated for the foreseeable future. The Company participates in loans with other financial institutions in North Carolina, South Carolina, and Virginia. Loan participations increased from $6.2 million at December 31, 2003 to $10.4 million at December 31, 2004. Management anticipates that loan participations will continue to increase during the year in order to supplement local lending volume and increase the Company’s overall level of earning assets. These loans undergo the same approval process as loans originated within the Company’s primary operating areas.

The majority of the Company’s loan portfolio growth continues to be centered in real estate loans. These loans comprise 80.26% of the total loan portfolio at December 31, 2004, compared with 75.97% in 2003. The amount of loans outstanding by type at December 31, 2004 and 2003 and the maturity distribution for variable and fixed rate loans for the same periods are presented in Tables 6 and 7, respectively.

Interest rates charged on loans vary with the degree of risk, maturity and amount of the loan. Competitive pressures, money market rates, availability of funds, and government regulation also influence interest rates. On average, the Company’s loan portfolio yielded approximately 6.04% during 2004, compared with 6.44% during 2003 and 7.33% during 2002.

Table 6. Loan Portfolio Summary (dollars in thousands)

	December 31, 2004		December 31, 2003
	Amount	%	Amount	%
Construction and development	$13,729	14.02%	$13,858	15.29%
1-4 family residential	25,009	25.54%	24,974	27.56%
Farmland	957.98%		1,163	1.28%
Multi-family residential	4,813	4.91%	5,442	6.01%
Nonfarm, nonresidential	34,089	34.81%	23,411	25.83%

Total real estate	78,597	80.26%	68,848	75.97%

Commercial and industrial	17,007	17.37%	18,374	20.28%
Agricultural production	—	—%	—	—%
Consumer	2,328	2.38%	3,400	3.75%

Total	$97,932	100.00%	$90,622	100.00%

Table 7. Maturity Schedule of Loans (dollars in thousands)

	Commercial Financial and Agricultural	Residential Real Estate	Others	Total
				Amount	%
Fixed rate loans:
Three months or less	$775	$847	$245	$1,867	1.91%
Over three months to twelve months	2,406	1,599	241	4,246	4.34%
Over one year to five years	19,217	9,551	1,614	30,382	31.02%
Over five years	3,262	172	54	3,488	3.56%

Total fixed rate loans	$25,660	$12,169	$2,154	$39,983	40.83%

Variable rate loans:
Three months or less	$5,060	$263	$22	$5,345	5.46%
Over three months to twelve months	14,529	2,982	24	17,535	17.91%
Over one year to five years	14,441	2,811	40	17,292	17.66%
Over five years	10,905	6,785	87	17,777	18.15%

Total variable rate loans	$44,935	$12,841	$173	$57,949	59.17%

Total loans:
Three months or less	$5,835	$1,110	$267	$7,212	7.36%
Over three months twelve months	16,935	4,581	265	21,781	22.24%
Over one year to five years	33,658	12,362	1,654	47,674	48.68%
Over five years	14,167	6,957	141	21,265	21.71%

Total loans	$70,595	$25,010	$2,327	$97,932	100.00%

Fixed rate loans with maturities ranging from one year to five years have a weighted average maturity of approximately three years, and a weighted average rate of 6.62%. Fixed rate loans with maturities exceeding five years have a weighted average maturity of 12.75 years with a weighted average rate of 6.10%.

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

There were no foreclosed properties at December 31, 2004. At December 31, 2003, the Company had foreclosed on three properties in the amount of $218,000. The Company carries each property at the lower of cost or estimated fair value. After foreclosure, valuations are periodically performed by management. Therefore, there can be no assurances that additional write downs of the property will not be necessary. In addition, regulatory agencies, as a part of their routine examination process, periodically review the Company’s allowances for foreclosed real estate losses. Such agencies may require the Company to recognize additions to the allowance, as a charge to current period income, based on their judgments about information available to them at the time of their examination. Therefore, it is possible that allowances for foreclosed real estate losses may change materially in the near term. At December 31, 2003, each property had been held less than 12 months. There were no foreclosed properties at December 31, 2002. However, during 2002, the Company foreclosed on two properties which were liquidated during the year. The Company incurred total net losses of $10,000 on the sale of these properties. In addition, the Company incurred approximately $10,000 in foreclosure expense during 2003, compared with $14,000 during 2002.

Nonaccruing loans totaled $2.8 million at December 31, 2004, compared with $644,000 at December 31, 2003. At December 31, 2004, approximately $893,000 in nonaccrual loans were secured by real estate. The Company had $1.9 million in commercial loans and $20,000 in consumer loans on nonaccrual at December 31, 2004. At December 31, 2004, loans secured by U.S. Government Agency guarantees totaled approximately $900,000. Restructured loans, net of loan guarantees, were approximately $400,000 at December 31, 2004, compared with $420,000 at December 31, 2003.

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

Management has opted to build a core investment portfolio primarily around amortizing securities due to higher yields as well as the cash flow that is generated and available for liquidity purposes. However, management anticipates that during 2005, the Company’s investment mix will continue to be modified to include a higher mix of municipal bonds. Investments in mortgage-backed securities involve a risk that, because of changes in the interest rate environment, actual prepayment speeds may differ substantially from the estimated speeds used at the time of the purchase. This may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments, thereby reducing or increasing the net yield on such securities. In addition, the weighted average life of the investment may change depending on the overall direction of interest rates. Higher interest rates will cause the average life of a mortgage-backed security to extend as corresponding prepayments slow. There is also reinvestment risk associated with the cash flows from such securities. In addition, the market value of such securities may be adversely affected by changes in interest rates. Higher interest rates will generally reduce the market value of fixed rate securities.

The Company has investment securities with an amortized cost of $35.4 million at December 31, 2004. All investments are accounted for as available for sale under Financial Accounting Standards Board (FASB) No. 115 and are presented at their estimated fair market value of $35.1 million. The Company’s investment in debt securities at December 31, 2004, consists of $14.7 million in mortgage-backed securities, $15.2 million in collateralized mortgage obligations (“CMO’s”), $3.2 million in U.S. Government sponsored agency securities, and $2.2 million in municipal securities. Included in the CMO’s are approximately $8 million of non-agency CMO’s. The Company believes that these securities are well structured and have favorable prepayment characteristics. In addition, they are apportioned the same regulatory risk weight as agency CMO’s.

At December 31, 2004, the portfolio had a weighted average yield of 4.44% and a weighted average life of 5.93 years. Effective duration is a measure of duration which considers changes in cash flows and is based on the expected volatility of a security. At December 31, 2004, the portfolio has an effective duration of 3.6 years. In an up 200 point rate environment, it is expected that duration would extend to approximately 5.2 years. Excluding municipals, the portfolio’s duration is 3.31 years and extends to 4.76 years in an up 200 point rate environment.

At December 31, 2004, the portfolio had net unrealized losses of $331,000, or .94% of amortized cost. The Company estimates that in an up 300 point rate environment, the portfolio could experience unrealized losses of approximately 14.2% of amortized cost. Excluding municipal securities, this improved to 12.96%

Management has evaluated securities for other than temporary impairment. Consideration is given to the length of time and extent to which fair value has been less than book value, the financial condition of the issuer, and the intent and ability of the Company to retain its investment for a period of time sufficient to allow the anticipated recovery in fair value. On December 31, 2004, no securities had depreciation exceeding 5% of book value. Seven securities have depreciated for a continuous period exceeding twelve months. Depreciation of these securities ranges from 1.1% to 3.7%. The weighted average depreciation of the securities is 2.59%. In analyzing the issuer’s financial condition, management considers whether the security is issued by the U.S. Government or a government sponsored agency. At December 31, 2004, all of the securities which have incurred depreciation for a period exceeding twelve months were issued by government sponsored agencies. Therefore, since management has both the ability and intent to hold each security for the foreseeable future, the declines are not deemed to be other than temporary. The unrealized losses are not due to credit risk, and should be recovered through either accretion of discounts into income or maturity of the bonds at par value.

The Company owns $1.4 million of Federal Home Loan Bank stock at December 31, 2004, compared with $825,000 at December 31, 2003.

The Bank is a limited partner in a North Carolina limited liability partnership established to provide mezzanine financing for eligible companies located in the Southeastern United States. The mezzanine fund operates as a Small Business Investment Company (“SBIC”). The Bank has committed to invest $500,000 in the fund, which will have an original term of 10 years, with two one-year extensions. The Bank’s pro rata interest in the entire fund is 2.4%. Through December 31 2004, the Bank had received capital calls of $175,000, which is included in other assets.

Table 8 presents the investment portfolio at December 31, 2004 and 2003 by major type of investments and maturity ranges. The maturity ranges represent the anticipated lives of the Company’s investment securities. Since the portfolio is predominantly comprised of mortgage-back securities, actual results may differ due to interest rate fluctuations. Tax exempt yields have not been tax effected.

Table 8. Investment Securities

December 31, 2004, Available for Sale

	In One Year or Less	One Year Through Five Years	After Five Through Ten Years	After Ten Years	Total	Market Value
Investment securities:
U.S. Government sponsored agency securities	—	—	3,250	—	3,250	3,191
U.S. Government agency pools (MBS)	2,412	6,246	3,700	2,379	14,737	14,684
Other mortgage backed securities (CMO’s)	557	6,238	6,580	1,874	15,249	15,067
Municipal securities	—	1,428	561	198	2,187	2,150
Restricted equity securities	—	—	—	1,433	1,433	1,433

Total	$2,969	$13,912	$14,091	$5,884	$36,856	$36,525

	In One Year or Less	One Year Through Five Years	After Five Through Ten Years	After Ten Years	Total
Weighted average yields:
U.S. Government sponsored Agency securities	—%	—%	4.38%	—%	4.38%
U.S. Government agency pools (MBS)	4.57%	4.56%	4.58%	4.67%	4.58%
Other mortgage backed securities (CMO’s)	3.85%	4.43%	4.45%	4.75%	4.46%
Municipal securities		3.24%	3.65%	3.95%	3.41%
Restricted equity securities	—%	—%	—%	4.07%	4.07%

Total	4.43%	4.37%	4.44%	4.53%	4.44%

December 31, 2003, Available for Sale

	Amortized Cost	Market Value
U.S. Treasury
Agency	$2,000,000	$1,958,844
State and municipal	—	—
Mortgage backed	23,444,036	23,518,625
CMO	5,888,297	5,800,898
Restricted equity	1,138,300	1,138,300

	$32,470,633	$32,416,667

Deposits

Deposits acquired in the Company’s local market area are its principal source of funding for lending and investing activities. Acquisition of high quality loan assets remains management’s primary goal in the overall growth of the Company’s balance sheet. In addition, accumulation of deposits, particularly lower cost deposits, continues to be viewed as critical for profitable growth and as a principal component in development of the Company’s long term franchise value. However, a significant portion of deposits are viewed as commodities and must be priced accordingly. During 2004, management utilized this pricing philosophy with respect to the Company’s certificates of deposit as a key marketing strategy for the generation of new deposit relationships. At December 31, 2004, certificates of deposit comprised 73.43% of the Company’s deposit base as compared to 73.49% at December 31, 2003. Management expects to use certificate of deposit pricing to initially attract depositors and attract core deposits as well as provide other banking products. Accordingly, it is anticipated that certificates of deposit will continue to make up a significant portion of the Company’s primary funding over the near term.

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

Deposits at December 31, 2004 totaled approximately $107 million, compared with $101 million at December 31, 2003. The increase in total deposits is due primarily to the growth in time deposits, which increased $4.1 million. Non-interest bearing deposit accounts increased $700,000, while interest bearing accounts increased $851,000. Increasing this funding source will continue to be a focal point for management as the Company matures.

The Company has used brokered deposits in order to fund loans as well as execute leveraged investment transactions. Brokered deposits are recorded net of discounts which totaled approximately $55,000 at December 31, 2004. Discounts are amortized over the life of the deposit as an adjustment to interest expense. At December 31, 2004, the Company had issued approximately $23.6 million in brokered deposits, compared with $24 million at December 31, 2003. At December 31, 2004, scheduled brokered deposit maturities were $12.1 million, $10.9 million, and $.5million in 12 months, 12-36 months, and greater than 36 months, respectively. Weighted average coupons in each maturity bucket were 2.94%, 3.21%, and 3.45%. Overall, these deposits have a weighted average maturity of approximately 13.8 months and a weighted average rate of 3.08%. The Company anticipates brokered deposits will continue to be utilized in order to supplement liquidity.

Table 9. Deposit Mix

	December 31, 2004		December 31, 2003
	Average Balance	%	Average Balance	%
Interest-bearing deposits:
NOW accounts	$3,321,135	3.17%	$3,132,072	3.13%
Money market	12,477,740	11.91%	11,161,273	11.15%
Savings	2,510,081	2.40%	1,683,539	1.68%
Certificates of deposit	76,917,345	73.39%	74,755,287	74.65%

Total interest-bearing deposits	95,226,301	90.86%	90,732,171	90.61%
Non-interest-bearing deposits	9,574,629	9.14%	9,404,493	9.39%

Total deposits	$104,800,930	100.00%	$100,136,664	100.00%

At December 31, 2004, certificates of deposit denominated in amounts of $100,000 or greater totaled $46 million or 43% of total deposits as compared with $46 million or 45% at December 31, 2003. Table 10 provides maturity information relating to certificates of deposit of $100,000 or more at December 31, 2004 and 2003.

Table 10. Large Time Deposit Maturities (dollars in thousands)

Analysis of time deposits of $100,000 or more at December 31, 2004 and 2003:

	2004	2003
Remaining maturity of three months or less	$8,154	$5,705
Remaining maturity over three through twelve months	20,863	18,761
Remaining maturity over twelve months	16,749	21,122

Total time deposits of $100,000 or more	$45,766	$45,588

Other Borrowings

At December 31, 2004, the Company had other borrowings of $28.5 million. Other borrowings consisted of secured borrowing agreements with the Federal Home Loan Bank of Atlanta (“FHLBA”) totaling $26 million and subordinated debt with another financial institution of $2.5 million. $4.25 million of the debt with the FHLBA is classified as short term debt.

The Company has a $2.5 million advance from the FHLBA which matures on August 19, 2005. The advance rate adjusts daily and is tied to the FHLBA overnight rate plus 30 basis points. The advance can be prepaid without penalty.

The Company has $11.5 million in fixed rate advances from the FHLBA. The advances have a weighted average rate of 3.44% with a weighted average maturity of 25 months. At December 31, 2004, scheduled maturities and weighted average rates were $1.75 million and 2.21% for maturities within the next 12 months, and $7.75 million and 3.60% for maturities between 12 and 36 months, and $2 million and 3.91% for maturities beyond 36 months.

The Company has four convertible rate advances totaling $12 million. The weighted average maturity and rates of these advances are 56 months and 3.74%, respectively. The first advance is for $1 million, has a fixed rate of 4.44% and matures in January 2011. However, the advance is callable on a quarterly basis, at which point the Company may elect to convert the advance to a LIBOR-based floating advance at a 3-month LIBOR rate of interest. The second advance is for $3 million, has a fixed rate of 4.49%, and matures in July 2011. The borrowing is callable by the FHLBA quarterly thereafter, at which point the Company may elect to convert the advance to a LIBOR- based floating advance at a 3-month LIBOR rate of interest. The third advance is for $3 million, has a fixed rate of 2.88% and matures in September 2007. However, the advance is subject to a one-time call by the FHLBA in September 2005, at which point the Company may elect to convert the advance to a LIBOR-based floating advance at a 3-month LIBOR rate of interest. If the advance is not called, it becomes a fixed rate advance until maturity. The fourth advance is for $5 million and has a fixed rate of 3.67%. It is not callable until May 30, 2006, at which point the advance will only be called in the event that the 3-month LIBOR exceeds 7%. It is then callable on a quarterly basis if LIBOR breaks through 7% on a date approximating the call date.

In March 2001, the Bank issued subordinated debt in the principal amount of $2.5 million to a financial institution. The debenture matures on April 1, 2008 and floats at Wall Street Journal Prime less 100 basis points. The purpose of the transaction was to provide additional Tier 2 capital for the Company. Under the Federal Reserve’s risk based capital guidelines, banks may include in Tier 2 capital long-term subordinated debt that meets certain conditions. The $2.5 million is intended to be treated as capital rather than debt of the Company for the purposes of capital adequacy guidelines. At December 31, 2004, $1.5 million qualified as tier 2 capital. The debt is subordinated to that of general creditors, is unsecured, and does not contain provisions that permit the holder to require payment of principal prior to maturity except in the case of the Company’s bankruptcy or receivership. In the event of insolvency, this subordinated debt would be paid after general creditors but before any distribution to shareholders.

The Company has established credit facilities to provide additional liquidity if and as needed, consisting of $5.4 million in unsecured lines of credit with correspondent banks. The Company also has available credit under secured lines of credit of $4.3 million.

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

At December 31, 2004, the Company had commitments to extend credit of $11.8 million. Commitments to fund standby letters of credit totaled $419,000. The Company was also committed to fund $325,000 in a limited liability partnership established to provide mezzanine financing for eligible companies located in the southeastern United States.

Capital Adequacy

The Bank must comply with regulatory capital requirements established by the FDIC. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. These capital standards require the Bank to maintain minimum ratios of Tier 1 capital to total risk-weighted assets and total capital to risk-weighted assets of 4.00% and 8.00%, respectively. Tier 1 capital is comprised of total shareholders’ equity calculated in accordance with generally accepted accounting principles less intangible assets, and total capital is comprised of Tier 1 capital plus certain adjustments, the largest of which for the Bank is the allowance for possible loan losses. Risk-weighted assets refer to the on- and off-balance sheet exposures of the Bank adjusted for their related risk levels using formulas set forth in banking regulations. In addition to the risk-based capital requirements described above, the Bank is subject to a leverage capital requirement, which calls for a minimum ratio of Tier 1 capital (as defined above) to quarterly average total assets of 4.00% to 5.00%, depending upon the institution’s composite ratings as determined by its regulators.

Because the Company was formed in June 2002 and has no significant assets other than the investment in the Bank, there is no material difference between Consolidated and Bank only ratios. As of December 31, 2004 the Bank has a ratio of Tier 1 Capital to risk-weighted assets of 10.75% and a ratio of total risk-weighted capital to risk-weighted assets of 13.48%. These ratios at December 31, 2003 were 11.57% and 15.00%, respectively. All capital ratio levels indicate that the Bank is well capitalized.

At December 31, 2004 the Company had 1,640,565 shares of common stock outstanding that were held by approximately 1,600 stockholders of record.

Liquidity

The Company’s policy is to maintain adequate liquidity to meet continuing loan demand and withdrawal requirements while paying normal operating expenses. The Company’s liquidity is determined by its ability to convert assets to cash or acquire alternative sources of funds to meet the needs of its customers who are withdrawing or borrowing funds, and to maintain required reserve levels, pay expenses and operate the Company on an ongoing basis. The Company’s primary liquidity sources are net income from operations, cash and due from banks, federal funds sold and other short-term investments, and borrowings from the FHLB. In addition, the Company has the ability, on a short-term basis, to purchase federal funds from other financial institutions. Finally, the Company has used the Internet as a source for attracting deposits from businesses, retirement plans, and other financial institutions. At December 31, these deposits totaled $9 million, or 8% of total deposits. These deposits have a weighted average rate of 2.7% and weighted average maturity of approximately 13 months. In accordance with regulatory guidance, the Company has controls in place to monitor brokered and rate sensitive deposits. Since the Company is “well capitalized” for regulatory purposes, there are no restrictions on brokered deposit activity. At December 31, 2004, the Company’s loan to deposit ratio (including loans held for sale) was 90.19%. This compares with a ratio of 88.18% at December 31, 2003. Management believes that the Company has sufficient liquidity to meet all funding needs for the foreseeable future and expects long-term liquidity needs to be met through growth of its deposits.

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

The table below sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2004 that are projected to reprice or mature in each of the future time periods shown. Except as stated below, the amounts of loans and liabilities shown which reprice or mature within a particular period were determined in accordance with the contractual terms of the assets or liabilities. The repricing of investments is based on projected cash flows at December 31, 2004. Loans with adjustable rates which have not reached a floor or ceiling are shown as being due at the end of the next upcoming adjustment period. Loans which have reached a floor or ceiling are shown as being due at maturity. Money market deposit accounts and negotiable order of withdrawal or other transaction accounts are assumed to be subject to immediate repricing and depositor availability and have been placed in the shortest period. In making the gap computations, none of the assumptions sometimes made regarding prepayment rates and deposit decay rates have been used for any interest-earning assets or interest-bearing liabilities. In addition, the table does not reflect scheduled principal payments that will be received throughout the lives of the loans. The interest rate sensitivity of the Company’s assets and liabilities illustrated in the following table would vary substantially if different assumptions were used or if actual experience differs from that indicated by such assumptions. As of December 31, 2004, the Company has a negative interest rate gap of approximately 83% of total earning assets in the one-year time frame. The Company has $7 million of convertible rate advances from the FHLBA which are subject to call by the issuer within the next 12 months. In the event they were called, the Company’s one year gap would decrease to approximately 77%.

Table 11. Interest Rate Sensitivity (dollars in thousands)

	December 31, 2004 Repricing and Maturities
	1 - 3 Months	4 - 12 Months	13 - 60 Months	Over 60 Months	Total
Earning Assets:
Loans	$52,733	$5,214	$33,042	$4,111	$95,100
Investments	2,210	2,192	13,912	18,542	36,856
Federal funds sold	1,735	—	—	—	1,735
Deposits with other banks	1,079	—	—	—	1,079

Total	$57,757	$7,406	$46,954	$22,653	$134,770

Interest-bearing deposits:
NOW accounts	$3,588	$—	$—	$—	$3,588
Money market	11,361	—	—	—	11,361
Savings	3,422	—	—	—	3,422
Certificates of deposit	16,075	36,962	25,382	—	78,419
Repurchase agreements/fed funds purchased	26	—	—	—	26
FHLB advances	3,000	1,250	17,750	4,000	26,000
Subordinated debt	2,500	—	—	—	2,500

Total	$39,972	$38,212	$43,132	$4,000	$125,316

Interest sensitivity gap	$17,785	$(30,806)	$3,822	$18,653	$9,454
Cumulative interest sensitivity gap	$17,785	$(13,021)	$(9,199)	$9,454	$9,454
Ratio of sensitive assets to sensitive liabilities	144.49%	19.38%	108.86%	566.31%	107.54%
Cumulative ratio of sensitive assets to sensitive liabilities	144.49%	83.35%	92.42%	107.54%	107.54%

Table 12. Key Financial Ratios.

	December 31,
	2004	2003	2002
Return on average assets	.16%	.57%	.62%
Return on average equity	2.15%	7.03%	7.71%
Equity to assets	7.17%	7.96%	7.96%

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

Recent Accounting Pronouncements

In March 2004, the Financial Accounting Standards Board (FASB) issued EITF No. 03-1 (EITF 03-1), The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, which provided guidance for evaluating whether an investment is other-than-temporarily impaired and its application to investments classified as either available for sale or held to maturity under FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, and investments accounted for under the cost or equity method of accounting. In September 2004, the FASB issued FASB Staff Position (FSP) EITF No. 03-1-1, a delay of the effective date for the measurement and recognition guidance contained in paragraphs 10-20 of EITF 03-1 until the FASB issues final guidance.

On December 16, 2004, the FASB issued SFAS No. 123(R), Share-Based Payment. This amends FASB Statement Nos. 123 and 95 and changes the manner in which share-based compensation, such as stock options, is treated. Under SFAS No. 123 (R), the issuer of the option or award will recognize compensation expense in an amount equal to the estimated fair value of the option or award at the date of the grant. The expense is then recognized over the prescribed vesting period. The grant date fair value will be estimated using option-pricing models adjusted for the unique characteristics of those options and instruments, unless observable market prices for the same or similar options are available. The pronouncement will be effective for the first reporting period beginning after December 15, 2005, and must be applied on a modified prospective method. This will require the Company to record compensation expense on the unvested portion of options or awards granted prior to the adoption of the pronouncement. Management continues to closely monitor and evaluate how the provisions of SFAS No. 123(R) will affect the Company.

Item 7 - Financial Statements

Independent Auditor’s Report

Board of Directors and Stockholders

United Financial, Inc.

Graham, North Carolina

We have audited the consolidated balance sheets of United Financial, Inc. and subsidiary as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards established by the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Financial, Inc. and subsidiary at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/ Larrowe & Company, PLC
Galax, Virginia
February 4, 2005

Consolidated Balance Sheets

December 31, 2004 and 2003

	2004	2003
Assets

Cash and due from banks	$2,644,319	$2,012,366
Interest-bearing deposits with banks	1,079,030	442,666
Federal funds sold	1,735,000	321,000
Investment securities available for sale	35,092,243	31,278,367
Restricted equity securities	1,433,000	1,138,300
Loans, net of allowance for loan losses of $1,545,808 in 2004 and $1,474,534 in 2003	96,216,203	88,622,431
Loans held for sale	96,419	525,247
Property and equipment, net	5,131,243	4,261,851
Real estate owned	—	218,203
Accrued income	500,625	458,841
Cash value life insurance	1,520,221	1,429,878
Other assets	1,397,653	639,795

Total assets	$146,845,956	$131,348,945

Liabilities and Stockholders’ Equity

Liabilities:
Noninterest-bearing	$10,000,112	$9,284,009
Interest-bearing	96,789,530	91,813,262

Total deposits	106,789,642	101,097,271

Securities sold under agreements to repurchase	26,308	79,889
Short-term debt	4,250,000	6,000,000
Long-term debt	24,250,000	13,000,000
Accrued interest payable	230,644	174,863
Other liabilities	775,586	535,733

Total liabilities	136,322,180	120,887,756

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, no par value, 3,000,000 shares authorized; none outstanding	—	—
Common stock, $1 par value; 10,000,000 shares authorized; 1,640,565 and 1,640,565 shares outstanding in 2004 and 2003, respectively	1,640,565	1,640,565
Surplus	9,478,221	9,478,221
Retained deficit	(376,697)	(603,631)
Accumulated other comprehensive income	(218,313)	(53,966)

Total stockholders’ equity	10,523,776	10,461,189

Total liabilities and stockholders’ equity	$146,845,956	$131,348,945

See Notes to Consolidated Financial Statements

Consolidated Statements of Income

For the years ended December 31, 2004, 2003 and 2002

	2004	2003	2002
Interest and dividend income
Loans and fees on loans	$5,757,314	$5,752,025	$6,400,449
Federal funds sold	16,721	20,828	32,449
Investment securities, taxable	1,410,180	1,092,424	793,081
Investment securities, tax exempt	54,600	—	—
Dividends	56,665	43,119	37,113
Deposits with banks	12,532	26,409	20,852

Total interest and dividend income	7,308,012	6,934,805	7,283,944

Interest expense
Deposits	2,173,531	2,516,618	2,799,934
Securities sold under agreements to repurchase	1,413	780	1,355
Other borrowed funds	793,552	596,394	440,818

Total interest expense	2,968,496	3,113,792	3,242,107

Net interest income	4,339,516	3,821,013	4,041,837

Provision for loan losses	574,410	164,968	632,000

Net interest income after provision for loan losses	3,765,106	3,656,045	3,409,837

Noninterest income
Service charges on deposit accounts	263,490	271,142	259,675
Net realized gains on sales of securities	121,554	215,246	13,425
Fees from loan sales	334,502	377,181	178,408
Investment commissions	241,335	64,331	66,125
Increase in cash surrender value of bank owned life insurance	90,343	55,241	22,587
Other operating income	39,742	19,559	60,095

Total noninterest income	1,090,966	1,002,700	600,315

Noninterest expense
Salaries and employee benefits	2,433,126	1,996,683	1,627,679
Occupancy	297,706	239,653	207,706
Equipment	224,951	229,274	213,103
Advertising	144,390	95,847	104,475
Directors fees	107,950	108,847	84,800
Professional fees	350,898	255,063	225,891
Data processing	232,357	287,316	154,770
Foreclosed assets, net	(9,718)	9,583	14,911
Other general and administrative	847,478	711,986	676,542

Total noninterest expense	4,629,138	3,934,252	3,309,877

Net income	$226,934	$724,493	$700,275

Basic earnings per share	$.14	$.44	$.45

Diluted earnings per share	$.14	$.44	$.45

Basic weighted average shares outstanding	1,640,565	1,640,565	1,546,153

Diluted weighted average shares outstanding	1,654,266	1,660,885	1,547,861

See Notes to Consolidated Financial Statements

Consolidated Statements of Changes in Stockholders’ Equity

For the years ended December 31, 2004, 2003 and 2002

	Common Stock		Surplus	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance, December 31, 2001	962,173	$962,173	$7,458,351	$(2,028,399)	$96,435	$6,488,560

Comprehensive income
Net income	—	—	—	700,275	—	700,275
Net change in unrealized appreciation on investment securities available for sale	—	—	—	—	471,239	471,239

Reclassified securities gains realized	—	—	—	—	(13,425)	(13,425)

Total comprehensive income						1,158,089

Stock compensation	3,047	3,047	22,551	—	—	25,598
Stock split effected in the form of a 25% stock dividend	328,113	328,113	(328,113)	—	—	—
Stock offering	347,232	347,232	2,325,432	—	—	2,672,664

Balance, December 31, 2002	1,640,565	1,640,565	9,478,221	(1,328,124)	554,249	10,344,911

Comprehensive income
Net income	—	—	—	724,493	—	724,493
Net change in unrealized depreciation on investment securities available for sale	—	—	—	—	(392,969)	(392,969)

Reclassified securities gains realized	—	—	—	—	(215,246)	(215,246)

Total comprehensive income						116,278

Balance, December 31, 2003	1,640,565	1,640,565	9,478,221	(603,631)	(53,966)	10,461,189

Comprehensive income
Net income	—	—	—	226,934	—	226,934
Net change in unrealized depreciation on investment securities available for sale	—	—	—	—	(42,793)	(42,793)

Reclassified securities gains realized	—	—	—	—	(121,554)	(121,554)

Total comprehensive income						62,587

Balance, December 31, 2004	1,640,565	$1,640,565	$9,478,221	$(376,697)	$(218,313)	$10,523,776

See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows

For the years ended December 31, 2004, 2003 and 2002

	2004	2003	2002
Cash flows from operating activities
Net income	$226,934	$724,493	$700,275
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	286,605	275,027	252,612
Provision for loan losses	574,410	164,968	632,000
Stock compensation	—	—	25,598
Increase in cash surrender value of bank owned life insurance	(90,343)	(55,228)	(18,747)
Accretion of (discount) on securities, net of amortization of premiums	73,839	177,231	21,432
Net realized (gains) on real estate owned	(16,247)	—	—
Provision for foreclosed asset losses	28,500	—	—
Net realized (gains) on securities	(121,554)	(215,246)	(13,425)
Changes in assets and liabilities:
Loans held for sale	428,828	1,408,985	340,976
Accrued income	(41,784)	(5,582)	12,828
Other assets	(645,394)	(364,453)	(138,057)
Accrued interest payable	55,781	(47,629)	61,505
Other liabilities	239,853	183,425	(38,644)

Net cash provided by operating activities	999,428	2,245,991	1,838,353

Cash flows from investing activities
Net (increase) decrease in interest-bearing deposits with banks	(636,364)	367,621	(483,300)
Net (increase) decrease in federal funds sold	(1,414,000)	4,947,000	(3,325,000)
Purchases of investment securities	(22,737,606)	(32,122,577)	(15,981,618)
Sales of investment securities	13,708,633	11,875,949	1,225,059
Maturities and calls of investment securities	4,986,001	9,542,330	2,800,479
Net (increase) in restricted equity securities	(294,700)	(235,800)	(412,500)
Investment in bank owned life insurance	—	—	(1,355,903)
Net increase in loans	(8,168,182)	(2,065,835)	(7,490,843)
Purchases and disposals of property and equipment	(1,155,997)	(265,309)	(625,357)
Proceeds from sales of real estate owned	205,950	331,853	178,449

Net cash used in investing activities	(15,506,265)	(7,624,768)	(25,470,534)

Cash flows from financing activities
Net increase (decrease) in noninterest-bearing deposits	716,103	(748,410)	749,480
Net increase in interest-bearing deposits	4,976,268	3,010,923	12,294,028
Net (decrease) increase in securities sold under agreements to repurchase	(53,581)	(12,996)	(116,575)
Net proceeds from debt	9,500,000	3,000,000	8,250,000
Net proceeds from issuance of common stock	—	—	2,672,664

Net cash provided by financing activities	15,138,790	5,249,517	23,849,597

Net increase in cash and cash equivalents	631,953	(129,260)	217,416

Cash and cash equivalents, beginning	2,012,366	2,141,626	1,924,210

Cash and cash equivalents, ending	$2,644,319	$2,012,366	$2,141,626

Supplemental disclosures of cash flow information
Interest paid	$2,912,715	$3,161,421	$3,180,602

Income taxes paid	$392,911	$14,800	$147,000

Supplemental disclosures of noncash activities
Other real estate acquired in settlement of loans	$—	$550,056	$188,934

See Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements

For the years ended December 31, 2004, 2003 and 2002

Note 1. Organization and Summary of Significant Accounting Policies

Organization

United Financial, Inc (the “Company”) was incorporated as a North Carolina corporation on June 20, 2002 to acquire the stock of Alamance Bank (the “Bank”). The Bank was acquired by the Company at the close of business on September 30, 2002.

The Bank was organized under the laws of the United States on September 14, 1998. From June 25, 1997 (date of inception) through September 13, 1998, the Bank’s activities were organizational in nature. The Bank commenced operations on September 14, 1998 and currently serves Alamance and Orange counties, North Carolina and surrounding areas through three banking offices. From its inception through November 2004, the Bank operated as an FDIC insured National Bank subject to regulation by the Office of the Comptroller of the Currency. In November 2004, the Bank converted to a state banking charter and operates under the banking laws of North Carolina and the rules and regulations of the Federal Deposit Insurance Corporation (the “FDIC”).

Premier Investment Services, Inc. (“Premier”) was organized and incorporated under the laws of the State of North Carolina on March 30, 2000. Premier commenced operations on June 30, 2000 as a wholly-owned subsidiary of the Bank and provides securities brokerage services to Bank customers.

The accounting and reporting policies of the Company follow generally accepted accounting principles and general practices within the financial services industry. Following is a summary of the more significant policies.

Critical Accounting Policies

The notes to our audited consolidated financial statements for the year ended December 31, 2004 included in our annual report contain a summary of significant accounting policies. Our policies with respect to the methodology for determination of the allowance for loan losses and asset impairment judgments, including the recoverability of intangible assets, involve a high degree of complexity. Management must make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions, or estimates would cause reported results to differ materially. These critical policies and their application are reviewed periodically with our Audit Committee and Board of Directors.

Principles of consolidation

The consolidated financial statements included the accounts of the Company, the Bank, and Premier. All significant intercompany transactions and balances have been eliminated in consolidation.

Business segments

The Company reports its activities in a single business segment. In determining proper segment definition, the Company considers the materiality of a potential segment and components of the business about which financial information is available and regularly evaluated, relative to resource allocation and performance assessment.

Use of estimates

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

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of the allowances for loan and foreclosed real estate losses, management obtains independent appraisals for significant properties.

Notes to Consolidated Financial Statements

For the years ended December 31, 2004, 2003 and 2002

The majority of the Company’s loan portfolio consists of loans in its market area. Accordingly, the ultimate collectibility of a substantial portion of the Company’s loan portfolio and the recovery of a substantial portion of the carrying amount of foreclosed real estate are susceptible to changes in local market conditions. The regional economy is diverse, but influenced to an extent by the manufacturing segment.

While management uses available information to recognize loan and foreclosed real estate losses, future additions to the allowances may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as a part of their routine examination process, periodically review the Company’s allowances for loan and foreclosed real estate losses. Such agencies may require the Company to recognize additions to the allowances based on their judgments about information available to them at the time of their examinations. Because of these factors, it is reasonably possible that the allowances for loan and foreclosed real estate losses may change materially in the near term.

Cash and cash equivalents

For the purpose of presentation in the statement of cash flows, cash and cash equivalents are defined as those amounts included in the balance sheet caption “cash and due from banks.”

Trading securities

The Company does not hold securities for short-term resale and therefore does not maintain a trading securities portfolio.

Securities held to maturity

Bonds, notes, and debentures for which the Company has the positive intent and ability to hold to maturity are reported at cost, adjusted for premiums and discounts that are recognized in interest income using the interest method over the period to maturity or to call dates. All securities currently held by the Company are classified as available-for-sale.

Securities available for sale

Available-for-sale securities are reported at fair value and consist of bonds and certain equity securities not classified as trading securities or as held-to-maturity securities.

Management evaluates securities for other than temporary impairment. Consideration is given to the length of time and extent to which fair value has been less than book value, the financial condition of the issuer, and the intent and ability of the Company to retain its investment for a period of time sufficient to allow the anticipated recovery in fair value. In analyzing the issuer’s financial condition, management considers whether the security is issued by the U.S. Government or a government sponsored agency. Unrealized holding gains and losses on available-for-sale securities are reported as a net amount in a separate component of stockholders’ equity. Realized gains and losses on the sale of available-for-sale securities are determined using the specific-identification method. Premiums and discounts are recognized in interest income using the interest method over the period to maturity or to call dates.

Declines in the fair value of individual available-for-sale securities below cost that are other than temporary are reflected as write-downs of the individual securities to fair value. Related write-downs are included in earnings as realized losses.

Loans held for sale

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate. Net unrealized losses are recognized through a valuation allowance by charges to income. Gains or losses on sales of mortgages are recognized based on the difference between the selling price and the carrying value of the related mortgage loans sold.

Notes to Consolidated Financial Statements

For the years ended December 31, 2004, 2003 and 2002

Under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, loan commitments related to the origination or acquisition of mortgage loans that will be held for sale should be accounted for as derivatives. Accordingly, the Bank has adopted this treatment for mortgage originated and intended for sale in the secondary market.

The Company enters into non-binding rate lock commitments (known as “best efforts”) whereby the loan sales price and any service release premium to be earned by the Company are known prior to entering into the commitment. Rate lock commitments on mortgage loans that are intended to be sold are considered to be derivatives. Such commitments, along with any related fees received from potential borrowers, are recorded at fair value.

Loans receivable

Loans receivable that management has the intent and ability to hold for the foreseeable future, or until maturity or pay-off, are reported at their adjusted outstanding principal amount. Adjustments include charge-offs, allowance for loan losses, deferred fees or costs on originated loans, and unamortized premiums or discounts on purchased loans.

Loan origination fees and certain direct origination costs are capitalized and recognized as an adjustment of the yield of the related loan. Discounts and premiums on any purchased residential real estate loans are amortized to income using the interest method over the remaining period to contractual maturity, adjusted for anticipated prepayments. Discounts and premiums on any purchased consumer loans are recognized over the expected lives of the loans using methods that approximate the interest method.

Interest is accrued and credited to income based on the principal amount outstanding. The accrual of interest on impaired loans is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed. While a loan is on nonaccrual status, all cash receipts are applied to principal. Once the recorded principal balance has been reduced to zero, future cash receipts are applied to recoveries of any amounts previously charged off. When facts and circumstances indicate the borrower is able to meet payments, the loan is returned to accrual status. Past due status of loans is determined based on contractual terms.

Allowance for loan losses

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

The allowance consists of general, specific, and unallocated components. The general component covers non-classified loans that are evaluated as a group by loan category. Using the various evaluation factors, management assigns predetermined allowance percentages for each major loan category. Loans that exhibit an acceptable level of risk per the internal loan grading system are grouped by loan category and multiplied by the associated allowance percentage to determine an adequate level of allowance for loan losses. The specific component relates to loans that may be classified as doubtful, substandard, or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. An unallocated component may be maintained to cover uncertainties that could affect management’s estimate of probable loan losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodology for estimating specific and general losses in the portfolio.

Notes to Consolidated Financial Statements

For the years ended December 31, 2004, 2003 and 2002

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential loans for impairment disclosures.

Property and equipment

Land is carried at cost. Bank premises, furniture and equipment, and leasehold improvements are carried at cost, less accumulated depreciation and amortization computed principally by the straight-line method over the following estimated useful lives:

Years
Buildings and improvements	2-40
Furniture and equipment	3-15

Foreclosed properties

Real estate properties acquired through, or in lieu of, loan foreclosure are to be sold and are initially recorded at fair value less anticipated cost to sell at the date of foreclosure, establishing a new cost basis. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in loss on foreclosed real estate. The historical average holding period for such properties is less than 12 months.

Stock-based compensation

The Company accounts for its stock-based compensation plans using the accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. The Company is not required to adopt the fair value based recognition provisions prescribed under SFAS No. 123, Accounting for Stock-Based Compensation, but complies with the disclosure requirements set forth in the Statement, which include disclosing pro forma net income as if the fair value based method of accounting had been applied.

Transfers of financial assets

Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Income taxes

Provision for income taxes is based on amounts reported in the statements of income (after exclusion of non-taxable income such as interest on state and municipal securities) and consists of taxes currently due plus deferred taxes on temporary differences in the recognition of income and expense for tax and financial statement purposes. Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

Notes to Consolidated Financial Statements

For the years ended December 31, 2004, 2003 and 2002

Basic earnings per share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period, after giving retroactive effect to stock splits and dividends.

Diluted earnings per share

The computation of diluted earnings per share is similar to the computation of basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued. The numerator is adjusted for any changes in income or loss that would result from the assumed conversion of those potential common shares.

Comprehensive income

Annual comprehensive income reflects the change in the Company’s stockholders’ equity during the year arising from transactions and events other than investments by and distributions to shareholders. It consists of net income plus certain other changes in assets and liabilities that are reported as separate components of stockholders’ equity rather than as income or expense.

Financial instruments

Derivatives that are used as part of the asset/liability management process are linked to specific assets or liabilities and have high correlation between the contract and the underlying item being hedged, both at inception and throughout the hedge period. In addition, forward and option contracts must reduce an exposure’s risk, and for hedges of anticipatory transactions, the significant terms and characteristics of the transaction must be identified and the transactions must be probable of occurring. All derivative financial instruments held or issued by the Company are held or issued for purposes other than trading.

In the ordinary course of business the Company has entered into off-balance-sheet financial instruments consisting of commitments to extend credit and commercial and standby letters of credit. Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.

Fair value of financial instruments

Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments. Statement No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

Cash and cash equivalents: The carrying amounts reported in the balance sheet for cash and cash equivalents approximate their fair values.

Interest-bearing deposits with banks: Fair values for time deposits are estimated using a discounted cash flow analysis that applies interest rates currently being offered on certificates to a schedule of aggregated contractual maturities on such time deposits.

Notes to Consolidated Financial Statements

For the years ended December 31, 2004, 2003 and 2002

Available-for-sale and held-to-maturity securities: Fair values for securities, excluding restricted equity securities, are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments. The carrying values of restricted equity securities approximate fair values.

Loans receivable: For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying amounts. The fair values for other loans are estimated using discounted cash flow analysis, based on interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Loan fair value estimates include judgments regarding future expected loss experience and risk characteristics. Fair values for impaired loans are estimated using discounted cash flow analysis or underlying collateral values, where applicable. The carrying amount of accrued interest receivable approximates its fair value.

Deposit liabilities: The fair values disclosed for demand and savings deposits are, by definition, equal to the amount payable on demand at the reporting date. The fair values for certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated contractual maturities on such time deposits. The carrying amount of accrued interest payable approximates fair value.

Short-term debt: The carrying amounts of short-term debt approximate their fair values.

Long-term borrowings: The fair values of the Company’s long-term borrowings are estimated using discounted cash flow analysis based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

Loan commitments and other liabilities: For fixed-rate loan commitments, fair value considers the difference between current levels of interest rates and the committed rates. The carrying amounts of loan commitments and other liabilities approximate fair value.

Reclassification

Certain reclassifications have been made to the prior years’ financial statements to place them on a comparable basis with the current year. Net income and stockholders’ equity previously reported were not affected by these reclassifications.

Recent Accounting Pronouncements

In March 2004, the Financial Accounting Standards Board (FASB) issued EITF No. 03-1 (EITF 03-1), The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, which provided guidance for evaluating whether an investment is other-than-temporarily impaired and its application to investments classified as either available for sale or held to maturity under FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, and investments accounted for under the cost or equity method of accounting. In September 2004, the FASB issued FASB Staff Position (FSP) EITF No. 03-1-1, a delay of the effective date for the measurement and recognition guidance contained in paragraphs 10-20 of EITF 03-1 until the FASB issues final guidance.

On December 16, 2004, the FASB issued SFAS No. 123(R), Share-Based Payment. This amends FASB Statement Nos. 123 and 95 and changes the manner in which share-based compensation, such as stock options, is treated. Under SFAS No. 123(R), the issuer of the option or award will recognize compensation expense in an amount equal to the estimated fair value of the option or award at the date of the grant. The expense is then recognized over the prescribed vesting period. The grant date fair value will be estimated using option-pricing models adjusted for the unique characteristics of those options and instruments, unless observable market prices for the same or similar options are available. The pronouncement will be effective for the first reporting period beginning after December 15, 2005, and must be applied on a modified prospective method. This will require the Company to record compensation expense on the unvested portion of options or awards granted prior to the adoption of the pronouncement. Management continues to closely monitor and evaluate how the provisions of SFAS No. 123(R) will affect the Company.

Notes to Consolidated Financial Statements

For the years ended December 31, 2004, 2003 and 2002

Note 2. Restrictions on Cash

To comply with banking regulations, the Company is required to maintain certain average cash reserve balances. The daily average cash reserve requirement was approximately $124,000 and $108,000 for the periods ending December 31, 2004 and 2003, respectively.

Note 3. Securities

Debt and equity securities have been classified in the balance sheets according to management’s intent. The carrying amounts of securities and their approximate fair values at December 31 follow:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
2004

Available for sale:
U.S. Government sponsored agency securities	$3,249,609	$—	$(58,905)	$3,190,704

Municipal securities	$2,187,545	$6,605	$(44,046)	$2,150,104

Mortgage-backed securities	$29,985,866	$144,240	$(378,671)	$29,751,435

2003

Available for sale:
U.S. Government sponsored agency securities	$2,000,000	$—	$(41,156)	$1,958,844

Mortgage-backed securities	$29,332,333	$260,122	$(272,932)	$29,319,523

Restricted equity securities consist of investments in the stock of the Federal Home Loan Bank of Atlanta (“FHLBA”) and the Federal Reserve. Both of those entities are upstream correspondents of the Bank. The FHLBA requires financial institutions to make equity investments in the FHLBA in order to borrow from it. The Bank is required to hold that stock so long as it borrows from the FHLBA. The Federal Reserve requires banks to purchase stock as a condition for membership in the Federal Reserve System.

Investment securities with a market value of approximately $31,000,000 and $20,000,000 at December 31, 2004 and 2003, respectively, were pledged as collateral for secured borrowings.

The table below shows the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous loss position at December 31, 2004.

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury obligations and direct obligations of U.S. Government agencies	$2,227,674	$(21,935)	$963,030	$(36,970)	$3,190,704	$(58,905)
Federal agency mortgage backed securities	7,924,792	(78,559)	7,678,715	(194,474)	15,603,507	(273,033)
Other mortgage backed securities	5,758,964	(105,638)	—	—	5,758,964	(105,638)
Municipal securities	1,832,872	(44,046)	—	—	1,832,872	(44,046)

Total temporarily impaired securities	$17,744,302	$(250,178)	$8,641,745	$(231,444)	$26,386,047	$(481,622)

Notes to Consolidated Financial Statements

For the years ended December 31, 2004, 2003 and 2002

Management has evaluated securities for other than temporary impairment. Consideration is given to the length of time and extent to which fair value has been less than book value, the financial condition of the issuer, and the intent and ability of the Company to retain its investment for a period of time sufficient to allow the anticipated recovery in fair value. On December 31, 2004, no securities had depreciation exceeding 5% of book value. Seven securities have depreciated for a continuous period exceeding twelve months. Depreciation of these securities ranges from 1.1% to 3.7%. The weighted average depreciation of the securities is 2.59%. In analyzing the issuer’s financial condition, management considers whether the security is issued by the U.S. Government or a government sponsored agency. At December 31, 2004, all of the securities which have incurred depreciation for a period exceeding twelve months were issued by government sponsored agencies. Therefore, since management has both the ability and intent to hold each security for the foreseeable future, the declines are not deemed to be other than temporary. The unrealized losses are not due to credit risk, and should be recovered through either accretion of discounts into income or maturity of the bonds at par value.

Gross realized gains and losses for the year ended December 31 are as follows:

	2004	2003	2002
Realized gains, available for sale securities	$142,718	$232,252	$13,425
Realized losses, available for sale securities	(21,164)	(17,006)	—

	$121,554	$215,246	$13,425

The scheduled maturities of securities at December 31, 2004 were as follows:

	Amortized Cost	Fair Value
Due in one year or less	$2,969,437	$2,957,559
Due after one year through five years	13,911,983	13,820,728
Due after five years through ten years	14,091,245	13,929,773
Due after ten years	4,450,354	4,384,183

	$35,423,019	$35,092,243

These are the anticipated lives of the Company’s investment securities based on current market conditions. The portfolio is predominantly comprised of mortgage-back securities, and actual results may differ due to interest rate fluctuations.

Notes to Consolidated Financial Statements

For the years ended December 31, 2004, 2003 and 2002

Note 4. Loans Receivable

The major components of loans in the balance sheets at December 31, 2004 and 2003 are as follows (in thousands):

	2004	2003
Commercial	$17,007	$18,374
Real estate:
Construction and land development	13,729	13,858
Residential, 1-4 families	25,009	24,974
Residential, 5 or more families	4,813	5,442
Farmland	957	1,163
Nonfarm, nonresidential	34,089	23,411
Agricultural	—	—
Consumer	2,328	3,470

	97,932	90,692

Unearned loan origination fees, net of costs	(74)	(69)

	97,858	90,623

Allowance for loan losses	(1,546)	(1,475)

	$96,312	$89,148

Overdraft deposit accounts reclassified as loans totaled $7,500 and $71,265 at December 31, 2004 and 2003, respectively.

Loan participations purchased from other financial institutions totaled $10.4 million and $6.2 million at December 31, 2004 and 2003, respectively.

Note 5. Allowance for Loan Losses

Changes in the allowance for loan losses are as follows:

	2004	2003	2002
Balance, beginning	$1,474,534	$1,586,175	$1,178,509

Provision charged to expense	574,410	164,968	632,000
Recoveries of amounts charged off	56,744	30,156	8,500
Amounts charged off	(559,880)	(306,765)	(232,834)

Balance, ending	$1,545,808	$1,474,534	$1,586,175

The following is a summary of information pertaining to impaired loans at December 31:

	2004	2003
Impaired loans without a valuation allowance	$—	$373,020
Impaired loans with a valuation allowance	2,472,391	1,809,942

Total impaired loans	$2,472,391	$2,182,962

Valuation allowance related to impaired loans	$431,105	$332,933

Impaired loans are net of loan guarantees of $1.3 million in 2004 and $1.5 million in 2003.

Notes to Consolidated Financial Statements

For the years ended December 31, 2004, 2003 and 2002

Nonaccrual loans were $2,834,911 at December 31, 2004 compared with $644,121 in 2003. At December 31, 2004, there were no loans greater than 90 days accruing interest, compared with $1,000 in 2003.

	2004	2003	2002
Average investment in impaired loans	$2,930,881	$2,355,058	$3,112,519

Interest income recognized for the year	$107,263	$80,300	$157,848

Interest income recognized on a cash basis for the year	$—	$20,211	$157,848

No additional funds are committed to be advanced in connection with impaired loans.

Note 6. Property and Equipment

Components of property and equipment and total accumulated depreciation at December 31, 2004 and 2003 are as follows:

	2004	2003
Land and improvements	$1,646,098	$1,587,202
Buildings	3,069,238	2,292,197
Furniture and equipment	1,640,609	1,320,549
Leasehold improvements	18,090	18,090

	6,374,035	5,218,038

Less accumulated depreciation	(1,242,792)	(956,187)

	$5,131,243	$4,261,851

Rental expense was $8,500, and $1,700 for 2004 and 2003, respectively. There was no rental expense in 2002.

Note 7. Deposits

The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2004 and 2003 was $45,766,000, and $45,588,000, respectively.

At December 31, 2004, the scheduled maturities of time deposits are as follows (in thousands):

2005	$53,037
2006	17,907
2007	5,189
2008	2,153
2009	132
Thereafter	—

$78,418

Note 8. Short-Term Debt

Short-term debt consists of securities sold under agreements to repurchase, which generally mature within one to four days from the transaction date and other short-term borrowings. Additional information at December 31, 2004 and 2003 and for the periods then ended is summarized below:

	2004	2003
Outstanding balance at December 31	$4,276,308	$6,079,889

Year-end weighted average rate	2.34%	1.89%

Daily average outstanding during the period	6,352,255	4,206,524

Average rate for the period	1.83%	2.18%

Maximum outstanding at any month-end during the period	$8,573,884	$6,155,534

Notes to Consolidated Financial Statements

For the years ended December 31, 2004, 2003 and 2002

Lines of Credit

The Company has established credit facilities to provide additional liquidity if and as needed, consisting of $5.4 million in unsecured lines of credit with correspondent banks. The Company also has available credit under secured lines of credit of $4.3 million.

Note 9. Long-Term Debt

Contractual maturities and weighted average rates of long-term debt are as follows:

	2004		2003
2005	$—	—%	$500,000
2006	4,500,000	3.31%	500,000
2007	6,250,000	3.46%	5,500,000
2008	4,000,000	4.11%	2,500,000
2009	5,500,000	3.70%	—
Thereafter	4,000,000	4.48%	4,000,000

	$24,250,000	3.76%	$13,000,000

The Company’s fixed-rate, long-term Federal Home Loan Bank advances of $21.8 million are secured by investment securities owned by the Bank. Convertible advances total $12 million and are callable at the discretion of the Federal Home Loan Bank. The advances due after 2009 are currently callable. A $1,000,000 advance is due in January 2011. The advance has a fixed rate of 4.44%. A $3,000,000 advance is due in July 2011. The advance has a fixed rate of 4.49%. Each advance is callable in January, April, July, and October of each year. In the event the advances are called, the Company has the option to convert each advance to a three month floating rate advance priced against LIBOR. A $3,000,000 advance with a fixed rate of 2.88% matures in September 2007 and is subject to a one time call on September 4, 2005, at which point the Company has the option to convert the advance to a three month floating rate advance priced against LIBOR. If the advance is not called, the advance remains outstanding until maturity. A $5,000,000 advance due in May of 2009 and is callable in May 2006. The advance has a fixed rate of 3.67%. According to terms of the agreement, the advance will only be called in the event that 3-month LIBOR exceeds 7%. It is then callable on a quarterly basis if LIBOR breaks through 7% on a date approximating the call date.

In March 2001, the Company issued subordinated debt in the principal amount of $2.5 million to a commercial bank. The debenture matures April 1, 2008 and floats at Wall Street Journal Prime less 100 basis points.

Note 10. Fair Value of Financial Instruments

The estimated fair values of the Company’s financial instruments are as follows (dollars in thousands):

	December 31, 2004		December 31, 2003
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and cash equivalents	$2,644	2,644	$2,012	2,012
Interest-bearing deposits	1,079	1,079	443	443
Federal funds sold	1,735	1,735	321	321
Securities, available for sale	35,092	35,092	31,278	31,278
Restricted equity securities	1,433	1,433	1,138	1,138
Loans, net of allowance for loan losses	96,216	97,236	88,622	90,187
Loans held for sale	96	96	525	525

Financial liabilities
Deposits	106,790	106,302	101,097	101,892
Short-term debt	4,276	4,258	6,080	6,083
Long-term debt	24,250	23,564	13,000	13,309

Notes to Consolidated Financial Statements

For the years ended December 31, 2004, 2003 and 2002

Note 11. Earnings Per Share

The following table details the computation of basic and diluted earnings per share for each year ended December 31.

	2004	2003	2002
Net income (loss) available to common shareholders	$226,934	$724,493	$700,275

Weighted average common shares outstanding	1,640,565	1,640,565	1,546,153
Effect of dilutive options	13,701	20,320	1,708

Diluted weighted average common shares outstanding	1,654,266	1,660,885	1,547,861

Basic earnings (loss) per share	$.14	$.44	$.45

Diluted earnings (loss) per share	$.14	$.44	$.45

Note 12. Employee and Director Benefit Plans

401(K) Retirement Plan

The Company maintains a 401(k) retirement plan that covers all eligible employees. The Company matches 100% of employee contributions, with the Company’s contribution limited to 3% of each employee’s salary. Matching contributions are funded when accrued. Matching expenses totaled approximately $25,000 in 2004, $22,000 in 2003 and $20,000 in 2002.

Employee Agreements

The Company has entered into employment agreements with its chief executive officer and two other executive officers to ensure a stable and competent management base. The agreement with the chief executive officer provides for an initial three-year term, and the agreements with the other two executive officers provide for initial two-year terms. The agreements automatically extend for an additional year on their anniversary dates unless written notice is provided. The agreements provide for benefits as spelled out in the contracts and cannot be terminated by the Board of Directors, except for cause, without prejudicing the officers’ rights to receive certain vested benefits, including compensation. In the event of a change in control of the Company, as outlined in the agreements, the acquirer will be bound to the terms of the contracts.

Supplemental Retirement

The Company implemented a non-qualifying deferred compensation plan in 2002 for certain key executive officers. The Company has purchased life insurance policies on the participating officers in order to provide future funding of benefit payments. Benefits will accrue based upon the performance of the underlying life insurance policies during employment. Such benefits will continue to accrue and be paid throughout each participant’s life assuming satisfactory performance of the funding life insurance policies. The plan also provides for payment of death or disability benefits in the event a participating officer becomes permanently disabled or dies prior to attainment of retirement age. During 2004, a provision of approximately $63,000 was expensed for future benefits to be provided under this plan, compared with $6,000 in 2003 and $11,000 in 2002.

Directors’ Deferred Compensation Plan

The Company has established a Directors Deferred Compensation Plan in accordance with the laws of the State of North Carolina. Each Director may elect to defer receipt of fees for services rendered to the Company as a Director during the term of his or her service by entering into a written deferred compensation election. The Company matches 25% of the Director’s deferral. The Company’s match was $14,875 in 2004, $16,750 in 2003, and $4,069 in 2002. The deferral in 2002 was limited to the fourth quarter.

Notes to Consolidated Financial Statements

For the years ended December 31, 2004, 2003 and 2002

Stock Option Plans

The Company has adopted the 1999 Incentive Stock Option Plan (Incentive Plan) for eligible employees and the 1999 Nonstatutory Stock Option Plan (Nonstatutory Plan) which covers non-employee directors of the Company. Under the incentive and nonstatutory plans up to 103,409 and 112,500 shares (adjusted for stock splits and dividends), respectively, may be issued for a total of 215,909 shares. Options granted under both plans expire no more than 10 years from date of grant. Option exercise price under both plans shall be set by the Board of Directors at the date of grant, but shall not be less than 100% of fair market value at the date of the grant. Under the Incentive Plan, vesting is 20% per year for five years, while grants under the Nonstatutory Plan are immediately vested.

Activities under Company plans are summarized below:

	Incentive Plan		Nonstatutory Plan
	Available For Grant	Granted and Outstanding	Available For Grant	Granted and Outstanding
Balance, December 31, 2001	22,727	60,000	4	89,996

Granted	(8,000)	8,000	—	—
Exercised	—	—	—	—
Forfeited	12,750	(12,750)	—	—
Expired	—	—	—	—
Effect of stock dividend	3,682	17,000	1	22,499

Balance, December 31, 2002	31,159	72,250	5	112,495

Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	9,000	(9,000)	—	—
Expired	—	—	—	—

Balance, December 31, 2003	40,159	63,250	5	112,495

Granted	(11,000)	11,000	—	—
Exercised			—	—
Forfeited	10,250	(10,250)	—	—
Expired			—	—

Balance, December 31, 2004	39,409	64,000	5	112,495

Notes to Consolidated Financial Statements

For the years ended December 31, 2004, 2003 and 2002

Additional information relating to the plans is detailed below:

	2004	2003	2002
Outstanding options at December 31:
Exercise price, beginning of the year(1)	$7.04	$7.05	$7.02
Exercise price, end of year(1)	$7.08	$7.04	$7.05
Range of exercise prices
From	$5.00	$5.00	$5.00
To	$7.34	$7.34	$7.34
Remaining contractual life in months(1)	59	70	82

Exercisable options outstanding at December 31:
Number	169,195	167,495	162,295
Exercise price(1)	$7.09	$7.11	$7.14

Weighted average exercise price of options(2):
Granted during the year	$7.26	$—	$5.92
Exercised during the year	$—	$—	$—
Forfeited during the year	$6.73	$7.16	$6.35
Expired during the year	$—	$—	$—

Significant assumptions used in determining fair value of options granted:
Risk-free interest rate	4.22%	—%	3.85%
Expected life in years	10	—	10
Expected dividends	0.00%	0.00%	0.00%
Expected volatility	15.71%	—%	15.86%

Grant-date fair value:
Options granted during the year	$30,140	$—	$21,900

Results of operations:
Compensation cost recognized in income for all stock-based compensation awards	$—	$—	$—

Pro forma net income (loss)(3)	$167,718	$706,880	$674,224

Basic pro forma earnings (loss) per share(3)	$.10	$.43	$.44

Diluted pro forma earnings (loss) per share(3)	$.10	$.42	$.44

(1)	Weighted average
(2)	No options were granted during 2003
(3)	As if the fair value based method prescribed by SFAS No. 123 had been applied

Notes to Consolidated Financial Statements

For the years ended December 31, 2004, 2003 and 2002

Note 13. Income Taxes

Current and Deferred Income Tax Components

The components of income tax expense (all Federal) are as follows:

	2004	2003	2002
Current	$133,424	$167,579	$4,172
Deferred	(83,354)	60,785	229,898
Deferred tax asset valuation allowance change	(50,070)	(228,364)	(234,070)

	$—	$—	$—

Rate Reconciliation

A reconciliation of income tax expense (benefit) computed at the statutory federal income tax rate included in the statements of income follows:

	2004	2003	2002
Tax at statutory federal rate	$77,158	$246,328	$238,094
Increase in cash value of life insurance	(30,717)	(18,778)	—
Other	3,629	814	(4,024)
Deferred tax asset valuation allowance change	(50,070)	(228,364)	(234,070)

	$—	$—	$—

Deferred Income Tax Analysis

The significant components of net deferred tax assets (all Federal) at December 31, 2004 and 2003 are summarized as follows:

	2004	2003
Deferred tax assets
Allowance for loan losses	$419,412	$434,942
Deferred loan fees	25,039	23,401
Deferred board fees	66,619	8,228
Deferred retirement expense	27,228	5,809
Deferred insurance premiums	831	8,819
Net unrealized loss on available for sale securities	112,464	—
Allocation of partnership income	3,098	—

Total deferred tax assets	654,691	481,199

Deferred tax liabilities
Accretion	10,505	6,824
Depreciation	57,852	74,430
Allocation of partnership expenses	—	9,429

Total deferred tax liabilities	68,357	90,683

Deferred tax asset valuation allowance	(168,695)	(218,765)

Net deferred tax asset	$417,639	$171,751

Notes to Consolidated Financial Statements

For the years ended December 31, 2004, 2003 and 2002

Note 14. Commitments and Contingencies

Litigation

In the normal course of business the Company is involved in various legal proceedings. After consultation with legal counsel, management believes that any liability resulting from such proceedings will not be material to the financial statements.

Financial Instruments with Off-Balance-Sheet Risk

The Company is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, credit risk in excess of the amount recognized in the balance sheets.

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as for on-balance-sheet instruments. A summary of the Company’s commitments at December 31, 2004 and 2003 is as follows:

	2004	2003
Commitments to extend credit	$11,803,000	$11,349,000
Standby letters of credit	419,000	260,000
Commitments to fund equity investments	325,000	400,000

	$12,547,000	$12,009,000

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

Commitments to fund equity instruments represent obligations to participate in a limited liability partnership established to provide mezzanine financing for eligible companies located in the southeastern United States.

Concentrations of Credit Risk

The majority of the Company’s loans, commitments to extend credit, and standby letters of credit have been granted to customers in the Company’s market area and such customers are generally depositors of the Company. The concentrations of credit by type of loan are set forth in Note 4. The distribution of commitments to extend credit approximates the distribution of loans outstanding. The Company’s primary focus is toward consumer and small business transactions, and accordingly, it does not have a significant number of credits to any single borrower or group of related borrowers in excess of $1,250,000. Although the Company has a reasonably diversified loan portfolio, a substantial portion of its debtors’ ability to honor their contracts is dependent upon economic conditions in and around its market area. A significant amount of the real estate loans set forth in Note 4 are secured by commercial real estate.

The Company from time to time has cash and cash equivalents on deposit with financial institutions which exceed federally-insured limits.

Notes to Consolidated Financial Statements

For the years ended December 31, 2004, 2003 and 2002

Note 15. Regulatory Restrictions

Dividends

The Company’s dividend payments are made from dividends received from the Bank. Under applicable federal law, the FDIC and State Banking Regulators restrict total dividend payments in any calendar year to net profits of that year, as defined, combined with retained net profits for the two preceding years. Banking regulators also have authority under the Financial Institutions Supervisory Act to prohibit a bank from engaging in an unsafe or unsound practice in conducting its business. It is possible, under certain circumstances, banking regulators could assert that dividends or other payments would be an unsafe or unsound practice.

Intercompany transactions

The Bank’s legal lending limits on loans by the Bank to the Company are governed by Federal Reserve Act 23A, and differ from legal lending limits on loans to external customers. Generally, a bank may lend up to 10% of its capital and surplus to its parent, if the loan is secured. If collateral is in the form of stocks, bonds, debentures or similar obligations, it must have a market value when the loan is made of at least 20% more than the amount of the loan, and if obligations of a state or political subdivision or agency thereof, it must have a market value of at least 10% more than the amount of the loan. If such loans are secured by obligations of the United States or agencies thereof, or by notes, drafts, bills of exchange or bankers’ acceptances eligible for rediscount or purchase by a Federal Reserve Bank, requirements for collateral in excess of loan amount do not apply. Under this definition, the legal lending limit for the Bank on loans to the Company was approximately $1,100,000 at December 31, 2004. No 23A transactions were deemed to exist between the Company and the Bank at December 31, 2004.

Capital Requirements

The Bank is subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory (and possibly additional discretionary) actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets, as all those terms are defined in the regulations. Management believes, as of December 31, 2003, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2004, the Bank met the criteria to be considered well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table.

Notes to Consolidated Financial Statements

For the years ended December 31, 2004, 2003 and 2002

The Bank’s actual capital amounts (in thousands) and ratios are also presented in the table. Because the Company was formed in June 2002 and has no significant assets other than the investment in the Bank, there is no material difference between consolidated and Bank only ratios.

	Actual		Required For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio		Amount	Ratio
December 31, 2004:
Total Capital (to Risk-Weighted Assets)	$13,744	13.48%	$8,142	≥	8.00%	$10,177	≥	10.00%
Tier I Capital (to Risk-Weighted Assets)	$10,968	10.75%	$4,071	≥	4.00%	$6,106	≥	6.00%
Tier I Capital (to Average Assets)	$10,968	7.44%	$5,894	≥	4.00%	$7,367	≥	5.00%

December 31, 2003:
Total Capital (to Risk-Weighted Assets)	$13,807	15.00%	$7,361	≥	8.00%	$9,201	≥	10.00%
Tier I Capital (to Risk-Weighted Assets)	$10,650	11.57%	$3,680	≥	4.00%	$5,521	≥	6.00%
Tier I Capital (to Average Assets)	$10,650	8.01%	$5,316	≥	4.00%	$6,645	≥	5.00%

Note 16. Transactions with Related Parties

The Company has entered into transactions with its directors, significant shareholders and their affiliates (related parties). Such transactions were made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers, and did not, in the opinion of management, involve more than normal credit risk or present other unfavorable features.

Loans

Aggregate loan transactions with related parties were as follows:

	2004	2003
Balance, beginning	$839,046	$1,068,893

New loans	407,872	584,885
Repayments	(63,719)	(814,732)

Balance, ending	$1,183,199	$839,046

Notes to Consolidated Financial Statements

For the years ended December 31, 2004, 2003 and 2002

Note 17. Parent Company Financial Information

The Company became the holding company for the Bank effective October 1, 2002. Following are condensed financial statements as of and for the twelve months ended December 31, 2004.

Condensed Balance Sheet

December 31, 2004 and 2003

	2004	2003
Assets

Investment in subsidiary	$10,749,658	$10,596,711
Prepaid income taxes	350,783	—

Total assets	$11,100,441	$10,596,711

Liabilities and Stockholders’ Equity

Liabilities
Other liabilities	$577,665	$135,522

Stockholders’ equity
Common stock	1,640,565	1,640,565
Surplus	9,478,221	9,478,221
Retained deficit	(376,697)	(603,631)
Accumulated other comprehensive income	(218,313)	(53,966)

Total stockholders’ equity	10,523,776	10,461,189

Total liabilities and stockholders’ equity	$11,101,441	$10,596,711

Condensed Statement of Operations

For the Periods Ended December 31, 2004 and 2003

	2004	2003	2002
Income

Equity in net income of subsidiaries	$317,294	$819,332	$740,959

Expenses

Other general and administrative	90,360	94,839	40,684

Net income	$226,934	$724,493	$700,275

Due to all of the Company’s expenses being paid by the Bank, the Company had no cash transactions for the periods ended December 31, 2004, 2003 and 2002.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8a – CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer have conducted an evaluation of the Company’s disclosure controls and procedures as of December 31, 2004. Based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the applicable Securities and Exchange Commission rules and forms. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the most recent evaluation of these controls by the Company’s Chief Executive Officer and Chief Financial Officer, including any corrective actions with regard to significant deficiencies and material weaknesses.

ITEM 8b - OTHER INFORMATION

None.

PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors

The Company’s Bylaws provide that its Board of Directors shall consist of between five (5) and twenty-five (25) members, as determined by the Board of Directors or the shareholders. If there are more than nine (9) members, the Board shall be divided into three classes approximately equal in number with each class being elected for three year terms on a staggered basis. The Board of Directors has set the number of directors of the Company at thirteen (13) and its members are listed below:

Name and Age	Position(s) Held	Term Expires	Director Since(1)	Principal Occupation and Business Experience During the Past 5 Years
Donald Ray Bullis (62)	Director	2007	1997	Vice Chairman of the Board of Directors of the Company; Funeral Director, Rich & Thompson Funeral Service, Graham and Burlington, N.C.

Larry Eugene Brooks (64)	Director	2006	1998	Vice Chairman of the Board of Directors of the Bank; former Chairman of the Board of Directors of the Company, 2002-2004; Vice President, Cobb, Ezekiel, Brown & Co., P.A., Certified Public Accountants, 1975-Present; former Vice Chairman and Director of FirstSouth Bank (Graham branch), Graham, N.C. (acquired by Centura Bank in 1996), 1989-1996.

William Fenton Covington (80)	Director	2006	1997	President, Covington Dairy Farm, Inc., Mebane, N.C.; Director, Southern States Coop; Director, Southeast United Dairy Industry Association.

Name and Age	Position(s) Held	Term Expires	Director Since(1)	Principal Occupation and Business Experience During the Past 5 Years
Edward Lee Dixon (63)	Director	2007	1997	Partner, Dixon Brothers Farm, Graham, N.C.
William M. Griffith, Jr. (55)	Director	2005	1997	President and Chief Executive Officer of United Financial, Inc. and Alamance National Bank; 1981-1997, former Senior Vice President and Chief Administrative Officer for Community Savings Bank, SSB, Burlington, N.C.

Phoebe Massey Harrison (69)	Director	2005	1997	Owner, Graham Sporting Goods, Burlington, N.C.

Lynn Sidney Lloyd (54)	Director	2007	1997	President, Digital Imaging and Professional Services; Retired former Division Quality Assurance Manager, Burlington Industries, Inc., Burlington, N.C. (1973-2002)

John V. Moon (60)	Director	2005	1997	Chairman of the Board of Directors of the Bank; Retired Area Director, Alamance-Caswell Area Mental Health Authority, Burlington, N.C.

D. Michael Parker (53)	Director	2007	2002	Chairman of the Board of Directors of the Company; Attorney, Cheshire & Parker, Hillsborough, N.C.

John Knox Patterson (68)	Director	2007	1997	Attorney, Patterson & Coleman Law Offices, Burlington, N.C.

L. J. Rogers, Jr. (66)	Director	2005	1997	President, L. J. Rogers Trucking, Inc.; Partner, L. J. Rogers, Jr., Fertilizer, Mebane, N.C.

Morris L. Shambley (64)	Director	2005	2002	Owner and President, Shambley Farm, Inc., Efland, N.C.

Edmund Lee Thompson (76)	Director	2006	1997	President and Treasurer, Alamance Adjusters, Inc., Burlington, N.C.; Secretary-Treasurer and Director, Southeastern Adjustment Co. of Greensboro, N.C.

(1)	Includes service as a director of the Bank which reorganized into the bank holding company form of organization in 2002. Each director also serves as a director of the Bank.

Executive Officers

The President and Chief Executive Officer of the Company and the Bank is William M. Griffith, Jr. Mr. Griffith, age 55, has 31 years experience in the banking industry and was one of the original organizers of the Bank. From 1981 to 1997, he was Senior Vice President and Chief Administrative Officer of Community Savings Bank, SSB. He served as Vice President and Comptroller of Mutual Savings & Loan in Reidsville, North Carolina, from 1978 to 1981, and from 1973 to 1978, he was Vice President and a Director at First Savings and Loan in Mebane, North Carolina. Mr. Griffith is a native of Alamance County and has held leadership positions in various community organizations, including, but not limited to: Director, Alamance County Chamber of Commerce; President of the Burlington Rotary Club, for which he received the Paul Harris Fellow award in 1997; Director for the Alamance County Home Builders Association; Director for the Alamance County Chamber of Commerce; and Director for the Piedmont Chapter of the Savings and Loan Institute.

The Chief Lending Officer of the Bank is Peter A. Burgess, also an Alamance County native. Mr. Burgess, age 55, has 28 years experience in the banking industry and has been with the Bank since its organization. Prior to joining the Bank, Mr. Burgess had served since 1990 as the Senior Vice President of Lending at 1st State Bank in Burlington, North Carolina.

The Senior Vice President and Secretary of the Company and the Senior Vice President and Chief Financial Officer of the Bank is William E. Swing, Jr. Prior to joining the Bank, Mr. Swing, age 44, was Vice President of Finance for 1st State Bank in Burlington, North Carolina from February 1999 until June 2000. From August 1996 until August 1998, he served as a Vice President with Finance First Greensboro Home Equity and Audit Manager for KPMG LLP in Greensboro, North Carolina. He serves as an Alderman for the Town of Elon, located in Alamance County.

Director Relationships

No family relationship on the Board of Directors exists. No director is a director of any company with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 or subject to the requirements of Section 15(d) thereof, or any company registered as an investment company under the Investment Company Act of 1940.

The Company has a standing audit committee. The members of the audit committee are Ms. Harrison and Messrs. Brooks, Dixon, Lloyd, Moon and Shambley. All members of the audit committee are “independent” as defined by Nasdaq listing standards. However, the Company does not have an audit committee financial expert serving on its audit committee, due to the fact that no member of the Company’s audit committee meets all of the criteria set forth in Item 401(e)(2) of Regulation S-B.

Section 16(a) Beneficial Ownership Reporting Compliance

Directors and executive officers of the Company are required by federal law to file reports with the Securities and Exchange Commission (the “SEC”) regarding the amount of and changes in their beneficial ownership of the Company’s common stock. Prior to the formation of the Company as the holding company for Alamance National Bank (the “Bank”) in September of 2002, such ownership reports were filed with the OCC. Upon the formation of the Company, such reports are now required to be filed with the SEC. To the best knowledge of the Company, all such ownership reports have been timely filed, with the exception of one Form 4 which was filed delinquently on behalf of Morris L. Shambley.

The Company has adopted a Code of Ethics that applies, among others, to its principal executive officer and principal accounting officer. The Company’s Code of Ethics will be provided to any person upon written request directed to William E. Swing, Senior Vice President and Chief Financial Officer, United Financial, Inc., 1128 South Main Street, Graham, North Carolina 27253-3338.

ITEM 10 - EXECUTIVE COMPENSATION

Executive Compensation

The Bank has entered into employment agreements with William M. Griffith, Jr., President and Chief Executive Officer, William E. Swing, Jr., Senior Vice President and Chief Financial Officer, and Peter A. Burgess, Senior Vice President and Chief Lending Officer to establish their duties and compensation and to provide for their continued employment with the Bank.

Mr. Griffith’s employment agreement provides for an initial term of three years with automatic one year extensions after the initial three year term unless written notice to terminate is received not less than sixty days before the end of the initial term or any anniversary thereof. The agreement provides for a base salary which is reviewed and approved by the Board not less often than annually.

Mr. Swing’s and Mr. Burgess’ employment agreements provide for an initial term of two years with automatic one year extensions after the initial two year term unless written notice to terminate is received not less than sixty days before the end of the initial term or any anniversary thereof. Both contracts provide for a base salary which is reviewed by the Board not less often than annually.

All of the employment agreements provide that each of the officers may be terminated for “cause,” as defined in the employment agreements. Further, each officer may not compete with the Bank in an area within a twenty-five mile radius of Graham, North Carolina for a period of two years following the effective date of termination of the agreement or the Employee’s unilateral termination of employment during the term of the agreement.

The employment agreements provide that in the event of a “termination event” following a change in control of the Bank each officer shall be able to terminate the agreement and receive, among other things, 299%, in the case of Mr. Griffith, or 200%, in the case of Messrs. Swing and Burgess, of the “base amount” of compensation and most recent annual bonus. In general, a “termination event” will occur if:

•	the officer is assigned any duties or responsibilities that are inconsistent with his position, duties or responsibilities with the Bank in effect at the time of the change in control;

•	the officer’s compensation rate is reduced below the amount in effect as of the change in control or the officer’s life insurance, medical or hospitalization insurance, disability insurance, deferred compensation plans, retirement plans or similar plans or benefits are not provided as required by the employment agreement; or

•	the officer is transferred to a location outside of Graham, North Carolina without the officer’s written consent.

A change in control of the Bank will occur if:

•	any “Person” (as defined in or pursuant to Section 7(j)(8)(A) of the Change in Bank Control Act of 1978) becomes the “beneficial owner” or otherwise acquires control, directly or indirectly, of securities of the Bank representing twenty-five percent or more of the voting power of the Bank’s then outstanding securities;

•	any Person acquires in any manner the ability to elect, or to control the election, of a majority of the directors of the Bank;

•	the Bank merges with or into another entity where the Bank is not the surviving entity; or

•	all or substantially all of the assets of the Bank are transferred or sold to another entity.

The following table shows the cash and certain other compensation paid to or received or deferred by Mr. Griffith for service as the President and Chief Executive Officer of the Company and Bank, by Mr. Burgess for service as the Senior Vice President and Chief Lending Officer of the Bank, and by Mr. Swing for service as the Senior Vice President and Chief Financial Officer of the Company and the Bank during 2004, 2003 and 2002.

SUMMARY COMPENSATION TABLE

	Annual Compensation(1)			All Other Compensation(3)
Name and Principal Position	Year	Salary	Bonus (2)
William M. Griffith, Jr., President and Chief Executive Officer of the Company and the Bank	2004 2003 2002	131,513 124,263 108,004	-0- 28,900 18,831	37,495 13,183 5,683

Peter A. Burgess, Senior Vice President and Chief Lending Officer of the Bank	2004 2003 2002	95,000 90,000 85,436	3,600 6,425 12,385	32,137 7,872 5,081

William E. Swing, Jr., Senior Vice President and Chief Financial Officer of the Company and the Bank	2004 2003 2002	95,000 90,000 80,560	-0- 11,736 13,225	7,973 3,936 3,469

(1)	Perquisites and other personal benefits did not exceed 10% of total salary in 2004, 2003, or 2002.
(2)	Bonuses are paid each year based on each prior year’s results and as may be determined by the Board of Directors.
(3)	Includes 401(k) matching contributions, certain insurance premiums associated with group term life insurance and premiums associated with split dollar life insurance policies under the Bank’s Executive Supplemental Retirement Plan, and amounts contributed on behalf of the officer under the Bank’s Executive Supplement Retirement Plan.

Executive Supplemental Retirement Plan

Messrs. Griffith, Swing and Burgess have also each entered into agreements with the Bank under the Alamance Bank Executive Supplemental Retirement Plan (the “Retirement Plan”). Retirement plans such as this are becoming increasingly common in the banking industry. The reason is that caps on qualified plan contributions and distributions, as well as Social Security, often limit bank executives’ retirement benefits to 30% to 50% of final pay. In contrast, other bank staff are unaffected or are less severely affected by those caps and they can therefore end their working careers with retirement benefits at 70% to 90% of final pay. An arrangement such as the Retirement Plan can remedy the shortfall in executive retirement compensation and deliver retirement benefits commensurate with bank executives’ final pay. The Retirement Plan provides that each of the officers shall receive equal payments over a 15 year period, provided that he remains in the employ of the Company or the Bank until age 65. The Company purchased life insurance policies, at an aggregate one-time cost of $1,358,903, on the participants in order to provide future funding of benefit payments. Benefits will accrue based upon the performance of the underlying life insurance policies during employment. The Retirement Plan also provides for a payout of all benefits accrued under the Retirement Plan in the event of the officer’s death or a “change of control” of the Bank. In the event that an officer is terminated for “cause” as defined in the Retirement Plan, such officer is not entitled to any benefits under the Retirement Plan.

Stock Options

The following table sets forth information with regard to stock options granted under the Company’s 1999 Incentive Stock Option Plan (the “Incentive Plan”). The Incentive Plan was originally approved by the shareholders of the Bank at the 1999 Annual Meeting of Shareholders. In connection with the reorganization of the Bank into the holding company form of organization in 2002, the Incentive Plan was adopted by the Company and options under the plan were converted into options to purchase shares of the Company’s common stock. Currently 103,409 shares, as adjusted for stock dividends, may be issued under the Incentive Plan. Options for 11,000 shares were granted during the fiscal year ended December 31, 2004.

Aggregated Option Exercises in Fiscal Year 2004

And Fiscal Year End Option Values

Name	Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options at December 31, 2004(1)	Value of Unexercised In-the-Money Options at December 31, 2004(2)
			Exercisable/Unexercisable	Exercisable/Unexercisable
William M. Griffith, Jr.	-0-	-0-	24,000 / -0-	$ 10,080 / -0-
Peter A. Burgess	-0-	-0-	12,000 / -0-	$ 5,040 / -0-
William E. Swing, Jr.	-0-	-0-	7,500 / -0-	$ 16,875 / -0-

(1)	Includes adjustment for a 25% stock dividend paid on February 17, 2003.
(2)	The Company’s stock price on December 31, 2004 was $7.75 per share.

401(k) Savings Plan

The Bank adopted a tax-qualified savings plan for employees effective January 1, 2000. All employees with at least six months of service are eligible to participate in the Plan. Employees may contribute up to 15% of their total annual compensation, subject to the maximum contribution allowed by law. The Bank makes a matching contribution equal to 50% of the employee’s contribution, up to a maximum of 3% of the employee’s annual compensation. The Plan vests 20% per year after an employee’s first year of service.

Director Compensation

Board Fees. Non-employee directors received a monthly retainer of $400, except for the Chairman of the Board, who received a monthly retainer of $500. In addition, for their committee meeting attendance, directors are paid $100 per meeting attended, which is increased to $150 for meetings that last longer than two hours and $200 if meetings last longer than four hours.

Directors’ and Officers’ Deferral Plan. The Alamance Bank Directors’ and Officers’ Deferral Plan (the “Deferral Plan”) permits directors of the Bank to defer all or a portion of the compensation which would otherwise be received in the form of Board fees. Under the Deferral Plan, the Bank makes matching contributions equal to 25% of the amount deferred by the director. Deferred compensation and the Bank’s matching contributions are paid into a Rabbi Trust established expressly for the Deferral Plan, where they are invested in the Company’s common stock. Compensation which has been deferred under the Deferral Plan is paid out upon the director’s retirement or attainment of age 70.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Ownership of Voting Securities

As of March 4, 2005, no shareholder known to management owned more than 5% of the Company’s common stock.

As of March 4, 2005, the beneficial ownership of the Company’s common stock by directors individually, and by directors and executive officers as a group, was as follows:

NAME AND ADDRESS OF BENEFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP (1)(2)	PERCENT OF CLASS (3)
Larry Eugene Brooks (4) Graham, NC	37,001	2.24

Donald Ray Bullis Burlington, NC	29,685	1.80

Peter A. Burgess Burlington, NC	15,563	0.94

William Fenton Covington Mebane, NC	16,741	1.01

Edward Lee Dixon Graham, NC	28,696	1.74

William M. Griffith, Jr.(5) Elon, NC	44,734	2.69

Phoebe Massey Harrison Elon, NC	20,006	1.21

Lynn Sidney Lloyd (6) Graham, NC	35,103	2.13

John V. Moon (7) Graham, NC	19,330	1.17

D. Michael Parker Hurdle Mills, NC	10,357	0.63

John Knox Patterson Burlington, NC	22,748	1.38

L. J. Rogers, Jr. (8) Mebane, NC	67,048	4.06

Morris L. Shambley (9) Efland, NC	24,695	1.50

William E. Swing, Jr.(10) Elon, NC	12,365	0.75

NAME AND ADDRESS OF BENEFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP (1)(2)	PERCENT OF CLASS (3)
Edmund Lee Thompson (11) Graham, NC	19,877	1.20

All Directors and Executive Officers as a group (15 persons)	403,949	22.58

(1)	Except as otherwise noted, to the best knowledge of the Company’s management, the above individuals and group exercise sole voting and investment power with respect to all shares shown as beneficially owned other than the following shares as to which such powers are shared: Mr. Covington – 5,681 shares; Mr. Dixon – 5,221 shares; Mr. Moon – 4,522 shares; Mr. Parker – 3,150 shares; Mr. Rogers – 10,230 shares; and Mr. Shambley – 11,840 shares.

(2)	Included in the beneficial ownership tabulations for all directors, except Messrs. Griffith, Parker and Shambley, are options to purchase 9,545 shares of common stock of the Company. Mr. Griffith’s ownership tabulation includes 24,000 options to purchase shares of common stock of the Company which are currently exercisable or exercisable within 60 days of March 4, 2005. Mr. Parker and Mr. Shambley’s ownership tabulation includes options to purchase 4,775 shares of common stock of the Company. Mr. Burgess’ ownership tabulation includes options to purchase 12,000 shares of common stock of the Company. Mr. Swing’s ownership tabulation includes options to purchase 7,500 shares of common stock.

(3)	The calculation of the percentage of class beneficially owned by each individual and the group is based, in each case, on the 1,640,565 outstanding shares of common stock plus the number of shares of common stock represented by immediately exercisable stock options by the individual or the group.

(4)	Includes 1,500 shares held individually by Mr. Brooks’ spouse and 1,500 shares held by Mr. Brooks as custodian for his grandchild.

(5)	Includes 750 shares held by Mr. Griffith’s spouse as custodian for a minor child.

(6)	Includes 1,638 shares held individually by Mr. Lloyd’s spouse, 2,100 shares held as custodian for a minor child, and 8,602 shares held in family trusts.

(7)	Includes 2,400 shares held individually by Mr. Moon’s spouse.

(8)	Includes 12,117 shares held individually by Mr. Rogers’ spouse, 3,047 shares held by a related interest of Mr. Rogers and 300 shares held as custodian for Mr. Rogers’ child.

(9)	Includes 312 shares held individually by Mr. Shambley’s spouse.

(10)	Includes 437 shares held individually by Mr. Swing’s spouse.

(11)	Includes 1,500 shares held individually by Mr. Thompson’s spouse.

Stock Option Plans

Set forth below is certain information regarding the Registrant’s various stock option plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights		Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	Nonstatutory:	112,495	$7.21	5

	Incentive:	64,000	$6.85	39,409

Equity compensation plans not approved by security holders		None	None	None

Total		176,495	$7.09	39,414

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Indebtedness of and Transactions with Management

The Bank has had, and expects to have in the future, banking transactions in the ordinary course of business with certain of its current directors, nominees for director, executive officers and their associates. All loans included in such transactions were made on substantially the same terms, including interest rates, repayment terms and collateral, as those prevailing at the time such loans were made for comparable transactions with other persons, and do not involve more than the normal risk of collectibility or present other unfavorable features.

Loans made by the Bank to directors and executive officers are subject to the requirements of Regulation O of the Board of Governors of the Federal Reserve System. Regulation O requires, among other things, prior approval of the Board of Directors with any “interested director” not participating, dollar limitations on amounts of certain loans and prohibits any favorable treatment being extended to any director or executive officer in any of the Bank’s lending matters. To the best knowledge of the management of the Company and the Bank, Regulation O has been complied with in its entirety.

ITEM 13 - EXHIBITS

(a)	Exhibits

3(i)	Articles of Incorporation of Registrant*

3(ii)	Bylaws of Registrant*

4	Form of Stock Certificate*

10(i)	1999 Incentive Stock Option Plan*

10(ii)	1999 Nonqualified Stock Option Plan for Directors*

10(iii)	Directors’ and Officers’ Deferral Plan**

10(iv)	Employment Agreement with William M. Griffith, Jr. ***

10(v)	Employment Agreement with William E. Swing, Jr. ***

10(vi)	Employment Agreement with Peter A. Burgess ***

10(vii)	Executive Supplemental Retirement Plan**

21	Subsidiaries*

31(i)	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act (filed herewith)

31(ii)	Certification of Principal Accounting Officer Pursuant to Section 302 of the Sarbanes Oxley Act (filed herewith)

32(i)	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes Oxley Act (filed herewith)

32(ii)	Certification of Principal Accounting Officer Pursuant to Section 906 of the Sarbanes Oxley Act (filed herewith)

*	Incorporated by reference from Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2002, as filed with the Securities and Exchange Commission on March 31, 2003.
**	Incorporated by reference from Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003, as filed with the Securities and Exchange Commission on November 14, 2003.
***	Incorporated by reference from Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2003, as filed with the Securities and Exchange Commission on March 30, 2004.

(b)	Reports Filed on Form 8-K

None.

ITEM 14 – PRINCIPAL ACCOUNTANTS FEES AND SERVICES

The Company has paid Larrowe & Company, P.L.C. fees in connection with its assistance in the Company’s annual audit and review of the Company’s financial statements. Sometimes the Company engages Larrowe & Company, P.L.C. to assist in other areas of financial planning. The following table sets forth the fees paid to Larrowe & Company, P.L.C. in various categories in 2004 and 2003.

Category	Amount Paid 2004	Amount Paid 2003
Audit Fees:	$50,600	$40,940
Audit-Related Fees(1):	2,500	6,028
Tax Fees(2):	3,900	3,756

Total Fees Paid:	$57,000	$50,724

(1)	Fees for assistance regarding capital and expansion implications and operational, accounting and regulatory considerations.
(2)	Fees for tax planning and compliance.

All services rendered by Larrowe & Company, P.L.C during 2004 and 2003 were subject to pre-approval by the Audit Committee. The Audit Committee also has in place policies and procedures that involve an assessment of any conflicts of interest that may impair the independence of the independent auditors and pre-approval of an engagement letter that outlines all services to be rendered by the independent auditors.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED FINANCIAL, INC.
Registrant

By:	/s/ William M. Griffith, Jr.
William M. Griffith, Jr.
President and Chief Executive Officer

Date: March 31, 2005

Pursuant to the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ William M. Griffith, Jr.	March 31, 2005
William M. Griffith, Jr., Director, President and Chief Executive Officer

/s/ William E. Swing, Jr.	March 31, 2005
William E. Swing, Jr., Senior Vice President and Chief Financial Officer

/s/ Larry Eugene Brooks	March 31, 2005
Larry Eugene Brooks, Director

/s/ Donald Ray Bullis	March 31, 2005
Donald Ray Bullis, Director

/s/ William Fenton Covington	March 31, 2005
William Fenton Covington, Director

/s/ Edward Lee Dixon	March 31, 2005
Edward Lee Dixon, Director

/s/ Phoebe Massey Harrison	March 31, 2005
Phoebe Massey Harrison, Director

/s/ Lynn Sidney Lloyd	March 31, 2005
Lynn Sidney Lloyd, Director

/s/ John V. Moon	March 31, 2005
John V. Moon, Director

/s/ D. Michael Parker	March 31, 2005
D. Michael Parker, Director

/s/ John Knox Patterson	March 31, 2005
John Knox Patterson, Director

/s/ L.J. Rogers, Jr.	March 31, 2005
L.J. Rogers, Jr., Director

/s/ Morris L. Shambley	March 31, 2005
Morris L. Shambley, Director

/s/ Edmund Lee Thompson	March 31, 2005
Edmund Lee Thompson, Director

EXHIBIT INDEX

Exhibit Number	Exhibit
3(i)	Articles of Incorporation.	*

3(ii)	Bylaws	*

4	Form of Stock Certificate	*

10(i)	1999 Incentive Stock Option Plan	*

10(ii)	1999 Nonqualified Stock Option Plan	*

10(iii)	Directors’ and Officers’ Deferral Plan	**

10(iv)	Employment Agreement with William M. Griffith, Jr.	***

10(v)	Employment Agreement with William E. Swing, Jr.	***

10(vi)	Employment Agreement with Peter A. Burgess	***

10(vii)	Executive Supplemental Retirement Plan	**

21	Subsidiaries	*

31(i)	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith

31(ii)	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith

32(i)	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith

32(ii)	Certification of Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith

*	Incorporated by reference to Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2002, as filed with the SEC on March 31, 2003.
**	Incorporated by reference to Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003, as filed with the SEC on November 14, 2003.
***	Incorporated by reference from Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2003, as filed with the Securities and Exchange Commission on March 30, 2004.