Form 10QSB
period 2005-03-31
UNITED FINANCIAL INC
filed 2005-05-16
CIK 1192931

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON DC

Form 10-QSB

(Mark One)

☒	Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

Or

☐	Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission File Number 000-50018

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

At May 16, 2005, the Registrant had 1,640,565 shares outstanding of its $1 par value common stock.

United Financial, Inc.

Form 10-QSB

United Financial, Inc.

Item 1

Consolidated Balance Sheets

At March 31, 2005 (Unaudited) and December 31, 2004

	(Unaudited) March 31 2005	December 31 2004
Assets
Cash and due from banks	$2,192,841	$2,644,319
Interest-bearing deposits	1,210,558	1,079,030
Federal funds sold	2,350,000	1,735,000
Investment securities available for sale	33,495,348	35,092,243
Restricted equity securities	1,351,700	1,433,000
Loans, net of allowance for loan losses of $1,646,615 in 2005 and $1,545,808 in 2004	100,079,955	96,216,203
Loans held for sale	568,533	96,419
Property and equipment, net	5,056,169	5,131,243
Real estate owned	97,077	—
Accrued income	586,243	500,625
Cash value life insurance	1,536,421	1,520,221
Other assets	2,241,326	1,397,653

Total assets	$150,766,171	$146,845,956

Liabilities and Stockholders’ Equity

Liabilities:
Demand deposits	$12,325,048	$10,000,112
Interest bearing	101,177,228	96,789,530

Total deposits	113,502,276	106,789,642

Securities sold under agreements to repurchase	58,705	26,308
Short-term debt	2,250,000	4,250,000
Long-term debt	23,750,000	24,250,000
Accrued interest payable	242,815	230,644
Other liabilities	681,412	775,586

Total liabilities	140,485,208	136,322,180

Stockholders’ equity:
Preferred stock, no par value, 3,000,000 shares authorized; none outstanding	—	—
Common stock, $1 par value; 10,000,000 shares authorized; 1,640,565 shares issued and outstanding at March 31, 2005 1,640,565 shares issued and outstanding at December 31, 2004	1,640,565	1,640,565
Surplus	9,478,221	9,478,221
Retained deficit	(176,573)	(376,697)
Accumulated other comprehensive income	(661,250)	(218,313)

Total stockholders’ equity	10,280,963	10,523,776

Total liabilities and stockholders’ equity	$150,766,171	$146,845,956

See accompanying notes

United Financial, Inc.

Consolidated Statements of Income (Unaudited)

For the Three Months Ended March 31, 2005 and 2004

	Three month period Ended March 31,
	2005	2004
Interest income
Loans and fees on loans	$1,613,390	$1,372,885
Investment securities, taxable	325,719	346,090
Investment securities, tax exempt	44,266	976
Federal funds sold	2,882	1,759
Dividends	14,390	12,390
Deposits with banks	9,992	719

Total interest income	2,010,639	1,734,819

Interest expense
Deposits	602,505	536,595
Securities sold under agreements to repurchase	165	231
Other borrowings	247,615	149,645

Total interest expense	850,285	686,471

Net interest income	1,160,354	1,048,348

Provision for loan losses	45,000	25,000

Net interest income after provision for loan losses	1,115,354	1,023,348

Noninterest income
Service charges on deposit accounts	$55,148	$65,300
Other service charges and fees	4,231	3,584
Net realized gains on the sale of securities	39,715	28,334
Fees from the loan sales	70,787	59,613
Investment commissions	41,874	38,508
Increase in cash surrender value of bank owned life insurance	16,200	38,996

Total noninterest income	227,955	234,335

Noninterest expense
Salaries and employee benefits	562,334	534,750
Occupancy	73,288	72,162
Equipment	75,802	54,202
Data processing	65,084	59,537
Advertising	33,662	39,614
Directors fees	27,300	28,250
Professional fees	117,900	71,236
Foreclosed assets, net	927	4,639
Other operating expense	169,376	243,661

Total noninterest expense	1,125,673	1,108,051

Income tax expense	17,512	—

Net income	$200,124	$149,632

Basic earnings per share	$0.12	$0.09

Diluted earnings per share	$0.12	$0.09

Weighted average shares outstanding (basic)	1,640,565	1,640,565

Weighted average shares outstanding (diluted)	1,654,729	1,663,326

See accompanying notes

United Financial, Inc.

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

For the Three Months Ended March 31, 2005 and 2004

	Common Stock		Surplus	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income	Total
	Shares	Amount
Balance, December 31, 2003	1,640,565	$1,640,565	$9,478,221	$(603,631)	$(53,966)	$10,461,189
Comprehensive income
Net income				149,632	—	149,632

Net change in unrealized appreciation on investment securities available for sale	—	—	—	—	377,543	377,543

Reclassified securities gains
Realized					(28,334)	(28,334)

Total comprehensive income						498,841

Balance, March 31, 2004	1,640,565	$1,640,565	$9,478,221	$(453,999)	$295,243	$10,960,030

	Common Stock		Surplus	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income	Total
	Shares	Amount
Balance, December 31, 2004	1,640,565	$1,640,565	$9,478,221	$(376,697)	$(218,313)	$10,523,776

Comprehensive income
Net income				200,124	—	200,124

Net change in unrealized appreciation on investment securities available for sale, net of taxes	—	—	—	—	(403,222)	(403,222)

Reclassified securities gains
Realized					(39,715)	(39,715)

Total comprehensive income						(242,813)

Balance, March 31, 2005	1,640,565	$1,640,565	$9,478,221	$(176,573)	$(661,250)	$10,280,963

See accompanying notes

United Financial, Inc.

Consolidated Statements of Cash Flows (Unaudited)

For the Three Months Ended March 31, 2005 and 2004

	Three Month Period Ended March 31,
	2005	2004
Cash flows from operating activities
Net income	$200,124	$149,632
Adjustments to reconcile net loss to net cash provided (used) by operations:
Depreciation and amortization	90,788	67,506
Provision for loan losses	45,000	25,000
Increase in cash surrender value of bank owned life insurance	(16,200)	(38,996)
Accretion of discount on securities, net of amortization of premiums	23,858	17,071
Provision for REO valuation	—	20,000
Net realized (gains) on securities	(39,715)	(28,334)
Changes in assets and liabilities:
Loans held for sale	(472,114)	(860,020)
Accrued income	(85,618)	(56,703)
Other assets	(625,582)	(330,840)
Accrued interest payable	12,171	23,466
Other liabilities	(94,174)	(136,370)

Net cash used in operating activities	(961,462)	(1,148,588)

Cash flows from investing activities
Net (increase) decrease in interest-bearing deposits	(131,528)	412,488
Net (increase) decrease in federal funds sold	(615,000)	97,000
Purchases of investment securities	(8,949,723)	(3,135,155)
Sales of investment securities	8,776,572	1,442,805
Maturities of investment securities	1,124,875	1,145,040
Net decrease (increase) in restricted equity securities	81,300	(75,000)
Net (increase) in loans	(4,005,829)	(2,953,828)
Purchases of property and equipment, net	(15,714)	(262,354)

Net cash used in investing activities	(3,735,047)	(3,329,004)

Cash flows from financing activities
Net increase in noninterest bearing deposits	2,324,936	197,058
Net increase in interest bearing deposits	4,387,698	2,023,080
Net increase in securities sold under agreements to repurchase	32,397	79,028
Net proceeds from debt	(2,500,000)	1,500,000

Net cash provided by financing activities	4,245,031	3,799,166

Net (decrease) in cash and cash equivalents	(451,478)	(678,426)

Cash and cash equivalents, beginning	2,644,319	2,012,366

Cash and cash equivalents, ending	$2,192,841	$1,333,940

Supplemental disclosures of cash flow information
Interest paid	$838,114	$663,005

Taxes paid	$—	$195,691

Supplemental disclosures of noncash activities
Other real estate acquired in settlement of loans	$97,077	$—

See accompanying notes

United Financial, Inc.

Notes to Consolidated Financial Statements (unaudited)

March 31, 2005

Note 1. Organization and Operations

Effective September 30, 2002 at 6:01 pm, Alamance Bank (the “Bank”), with the consent of its shareholders, reorganized and became a wholly owned subsidiary of United Financial, Inc. (the “Company”). Under the holding company reorganization agreement, all of the outstanding shares of the Bank’s $5.00 par value common stock were converted into the right to receive $1.00 par value shares of the Company’s common stock in a one-for-one exchange. This transaction has been accounted for in a manner similar to a pooling-of-interests. The Company currently has no operations and conducts no business on its own other than owning the Bank.

As a result of this reorganization, the Company is registered as a bank holding company with the Federal Reserve Board. The Company files periodic reports with the Securities and Exchange Commission and is subject to regulation by the Federal Reserve Board.

On May 9, 2005, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with FNB Corp., Asheboro, North Carolina (“FNB”). The Merger Agreement provides that the Company will be merged with and into FNB and that each outstanding share of the Company’s common stock will be exchanged for the right to receive 0.6828 shares of FNB common stock or $14.25 in cash. The Company’s shareholders will be permitted to elect to receive FNB common stock or cash, or a combination of stock and cash, subject to FNB’s ability to limit such stock consideration to 65% of total consideration. The stock portion of the consideration furnished to the Company’s shareholders is intended to qualify as a tax-free transaction. As part of the Merger Agreement, two members of the Company’s Board of Directors will be added to the Board of FNB. The transaction is subject to certain conditions, including the prior approval of the Company’s shareholders and applicable regulatory authorities. The merger is anticipated to close early in the fourth quarter of 2005.

Note 2. Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Certain amounts reported in the period ended March 31, 2004 have been reclassified to conform with the presentation for March 31, 2005. These reclassifications had no effect on net income or stockholders’ equity for the periods presented, nor did they materially impact trends in financial information. In the opinion of management, all adjustments (none of which were other than normal recurring accruals) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included.

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

United Financial, Inc.

Notes to Consolidated Financial Statements (unaudited)

March 31, 2005

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

The organization and business of the Company, accounting policies followed, and other information are contained in the notes to the financial statements of the Company as of and for the years ended December 31, 2004 and 2003 which have been filed with the SEC as part of the Company’s Annual Report on Form 10–KSB. These financial statements should be read in conjunction with the annual financial statements.

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

	Three Month Period Ended March 31,
	2005	2004
	(In thousands)
Net income, as reported	$200	$150

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards granted since July 1, 1995	(3)	(18)

Pro forma net income	$197	$132

Earnings per share
Basic-as reported	$0.12	$.09

Basic-pro forma	$0.12	$.08

Diluted-as reported	$0.12	$.09

Diluted-pro forma	$0.12	$.08

United Financial Inc.

Item 2

Management’s Discussion and Analysis

March 31, 2005

Background

The Bank was organized under the laws of the United States and commenced operations on September 14, 1998. The Bank operates for the primary purpose of providing high quality banking products and services to individuals and small to medium sized businesses in Alamance and Orange Counties, North Carolina, while developing personal, hometown associations with these customers. From its inception through November 2004, the Bank operated as an FDIC insured national bank subject to regulation by the Office of the Comptroller of the Currency and was known as Alamance National Bank. In March of 2000, the Bank formed Premier Investment Services, Inc. (“Premier”). Premier is a wholly owned subsidiary offering investment and insurance products. In September 2000, the Bank opened a full service banking office in Hillsborough, North Carolina under the name of Hillsborough National Bank, a Division of Alamance National Bank. During the third quarter of 2004, the Bank opened a third full service branch in Burlington, North Carolina. In November 2004, the Bank converted its national banking charter into a state charter and became known as Alamance Bank. The Bank now operates under the banking laws of North Carolina and the rules and regulations of the Federal Deposit Insurance Corporation (the “FDIC”). The Bank offers a wide range of banking services including checking and savings accounts; commercial, installment, mortgage and personal loans; safe deposit boxes; and other associated services. In addition, the Bank offers investment and insurance products through its wholly owned subsidiary Premier. The Bank’s primary sources of revenue are interest income from its commercial and real estate lending activities and, to a lesser extent, from its investment portfolio. The Bank also earns fees from lending and deposit activities, as well as investment and insurance products. The major expenses of the Bank are interest on deposit accounts and general and administrative expenses, such as salaries, occupancy and related expenses.

The Company’s current market areas are Alamance and Orange Counties, both located in Central North Carolina. In Alamance County, the Company’s particular emphasis has been on the city of Graham and the southern and eastern portions of Alamance County. Alamance County is approximately thirty miles east of Greensboro and thirty miles west of Durham. Alamance County’s population is approximately 139,000 and Graham is the county seat. The Bank’s base of operations in Orange County is the county seat, Hillsborough. Orange County borders the Research Triangle Park and has a population of approximately 123,000.

Taken as a whole, the Company’s market is located on the Interstate Highway 85/40 corridor and has a relatively diverse mix of commerce including agriculture, large retail outlet centers and manufacturing. While textile manufacturing has traditionally played a significant role in the growth of the area, manufacturing has become much more diversified over the past twenty years.

Comparison of Financial Condition

Total assets at March 31, 2005 were $151 million, compared with $147 million at December 31, 2004, an increase of $4 million, or 3%. Net loans held for investment have increased from $96 million at December 31, 2004 to $100 million at March 31, 2005, while loans held for sale increased $473,000, from $96,000 at December 31, 2004 to $569,000 million at March 31, 2005. Total liabilities at March 31, 2005 were $140 million compared with $136 million at December 31, 2004, an increase of $4 million, or 3%. Deposits at March 31, 2005 were $114 million compared with $107 million at December 31, 2004. Other borrowings decreased $2.5 million, from $28.5 million at December 31, 2004 to $26 million at March 31, 2005. Total stockholders’ equity decreased from $10.5 million at December 31, 2004 to $10.3 million at March 31, 2005.

United Financial, Inc.

Management’s Discussion and Analysis

March 31, 2005

Results of Operations

General. The Company recorded a profit of $200,000 for the three months ended March 31, 2005, compared with $150,000 for the three months ended March 31, 2004. Earnings per share (both diluted and basic) were $0.12 for the three months ended March 31, 2005 compared with $0.09 per share (both diluted and basic) in 2004. Earnings for 2005 included securities gains of $40,000, compared with $28,000 in 2004. Excluding gains from the sale of investments, earnings increased from $122,000 to $160,000.

Net interest income. Like most financial institutions, the primary component of earnings for the Company is net interest income. Net interest income is the difference between interest income, principally from the loan and investment securities portfolios, and interest expense, principally on customer deposits and borrowings. Changes in net interest income result from changes in volume and spread. For this purpose, volume refers to the average dollar level of interest-earning assets and interest-bearing liabilities. Spread refers to the difference between the average yield on interest-earning assets and the average cost of funds. During the first quarter of 2005, the Company generated approximately $1.2 million of net interest income, compared with approximately $1 million during the first quarter of 2004. The increase in net interest income is due primarily to growth in earning assets. Net interest margins (net interest income divided by average earning assets net of the allowance for loan loss) increased 3 basis points, from 3.34% at March 31, 2004 to 3.37% at March 31, 2005. Average net earning assets increased from $124 million in 2004 to $138 million at March 31, 2005. The yield on average net earning assets increased 28 basis points, from 5.55% in 2004 to 5.83% in 2005. Average interest bearing liabilities increased $14 million, from $112 million to $126 million. The total cost of funds increased 26 basis points, from 2.27% to 2.53%.

Non-interest income. Non-interest income consists of revenues generated from a variety of financial products and services, as well as gains from the sale of loans and investments and increases in cash surrender value of bank owned life insurance. The majority of non-interest income results from service charges on deposit accounts consisting of account fees, insufficient check charges, and sales of checks. Non-interest income is also derived from non-depository products and services. For the three months ended March 31, 2005, non-interest income was approximately $228,000, a decrease of $6,000, or 3% compared with $234,000 generated during the three months ended March 31, 2004. However, non-interest income for the three months ended March 31, 2005 included $40,000 of realized gains on the sale of available for sale securities, compared with $28,000 for the three months ended March 31, 2004. Fees from the sale of brokered loans increased $11,000, or 18% during 2005 due to increased volume. Service charges and deposit account fees decreased by approximately $10,000 due primarily to reduced NSF fees. Commissions earned from the sale of investment products increased approximately $3,000, or 8%. The increase in the cash surrender value of life insurance decreased from $39,000 in 2004 to $16,000 during 2005.

Non-interest expense. Total non-interest expense increased from approximately $1.108 million in the first quarter of 2004 to $1.126 million during the first quarter of 2005, an increase of $18,000 or 2%. Salaries and benefits increased $27,000, or 5% due primarily to increased incentives. Equipment expense increased $22,000, or 41% due to increased depreciation. Data processing expense increased $5,000, or 8% during the quarter due to increased service bureau expense. Advertising expenses decreased slightly during the quarter, from $40,000 in 2004 to $34,000 during the first quarter of 2005. Professional fees, including accounting and auditing fees, legal fees, as well as other consulting advisory fees, increased by approximately $47,000. The increase is due to primarily higher legal fees, which increased $27,000. In addition, accounting fees increased $13,000 due primarily to expenses related to Sarbanes-Oxley compliance. Other expenses decreased approximately $75,000, or 31% in 2005 compared with 2004. The decrease is due primarily to reduced shareholder and printing costs, regulatory assessments and franchise tax accruals. In addition, during the first quarter of 2004, the Company reduced the carrying value of one foreclosed asset by $20,000. This write down was due to a change in the estimated fair value of the property. There were no valuation adjustments in the corresponding period of 2005.

United Financial, Inc.

Management’s Discussion and Analysis

March 31, 2005

The Company implemented a non-qualifying deferred compensation plan in late 2002 for certain key executive officers. The Company has purchased life insurance policies on the participating officers in order to provide future funding of benefit payments. Benefits will accrue based upon the performance of the underlying life insurance policies during employment. Such benefits will continue to accrue and be paid throughout each participant’s life assuming satisfactory performance of the funding life insurance policies. The plan also provides for payment of death or disability benefits in the event a participating officer becomes permanently disabled or dies prior to attainment of retirement age. During 2005, a provision of approximately $11,000 was expensed for future benefits to be provided under this plan, compared with $6,000 in 2004.

The Bank has established a Directors Deferred Compensation Plan in accordance with the laws of the State of North Carolina. Each Director may elect to defer receipt of fees for services rendered to the Bank as a Director during the term of his or her service by entering into a written deferred compensation election. The Bank matches 25% of the Director’s deferral. The deferred compensation and the Bank match are paid into a Rabbi Trust established expressly for the Plan, where they are invested in the Company’s common stock each quarter. The Bank’s match was $4,400 during the first quarter of 2005, compared with $3,900 in the comparable period of 2004.

Return on average assets and equity was .54% and 7.56%, respectively, for the first quarter of 2005, compared with .45% and 5.6% during the comparable period of 2004.

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

Management’s Discussion and Analysis

March 31, 2005

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

At March 31, 2005, the allowance stood at approximately $1.6 million, compared with $1.5 million at December 31, 2004. The allowance for loan losses, as a percentage of gross loans held for investment, was 1.62%, and 1.58% as of March 31, 2005 and December 31, 2004, respectively.

During the three months ended March 31, 2005, $45,000 was provided for loan losses compared to $25,000 for the three months ended March 31, 2004, an increase of $20,000, or 80%. During 2005, the Company experienced loan losses totaling $37,000, and also had recoveries of $93,000. During the first three months of 2005, the Company recovered $80,000 of a $125,000 loan which was charged off during the third quarter of 2004. During the first quarter 2004, the Company experienced loan losses totaling $36,000, and also had recoveries of $8,000.

United Financial, Inc.

Management’s Discussion and Analysis

March 31, 2005

The following table describes the activity relating to our allowance for loan losses for the three months ended March 31 for the periods indicated:

(In thousands)	2005	2004
Beginning balance	1,546	1,475
Provision for loan loss	45	25

Charge offs:
Commercial	10	17
Real estate	—	—
Consumer	27	19

Total	37	36

Recoveries	93	8

Ending balance	1,647	1,472

The following table describes the allocation of the allowance for loan losses among various categories of loans for the dates indicated (in 000’s):

	For the Period Ended March 31, 2005		For the Period Ended March 31, 2004
	Amount	%	Amount	%
Earning assets:
Commercial	$419	16.59%	$436	20.58%
Real Estate - Construction	152	14.37%	210	14.47%
Real Estate - Mortgage	345	27.27%	264	27.74%
Real Estate – Commercial mortgage	485	39.65%	485	33.99%
Consumer	69	2.12%	67	3.22%
Unallocated	177	—%	10	—%

Total earning assets	$1,647	100.00%	$1,472	100.00%

At March 31, 2005, $271,000 of the reserve was specifically allocated for loans totaling $1.6 million, compared with $347,000 for loans totaling $2 million at March 31, 2004. At March 31, 2005, approximately $177,000 of the allowance was unallocated to a specific loan or group of loans, compared to $10,000 in 2004.

Income Taxes

Provision for income taxes is based on amounts reported in the statements of income (after exclusion of non-taxable income such as interest on state and municipal securities) and consists of taxes currently due plus deferred taxes on temporary differences in the recognition of income and expense for tax and financial statement purposes. Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. At March 31, 2005, the Company had net deferred tax assets of approximately $840,000, compared with $586,000 at December 31, 2004. The largest component of the balance was a book provision for loan losses which exceeded the tax provision by approximately $440,000. In addition, the tax effect of the net unrealized loss on available for sale securities was approximately $341,000. The largest liability was excess depreciation for tax purposes of $53,000. The Company has recognized a valuation allowance of approximately $100,000, compared with $169,000 at December 31, 2004. As the Company returns to a more consistent level of profitability, Management anticipates the valuation allowance will be eliminated.

United Financial, Inc.

Management’s Discussion and Analysis

March 31, 2005

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

At March 31, 2005, the Company had one foreclosed property in the amount of $97,000, compared with $0 at December 31, 2004 and $198,000 at March 31, 2004. The Company carries each property at the lower of cost or estimated fair value. After foreclosure, valuations are periodically performed by management. Therefore, there can be no assurances that additional write downs of the property will not be necessary. In addition, regulatory agencies, as a part of their routine examination process, periodically review the Company’s allowances for foreclosed real estate losses. Such agencies may require the Company to recognize additions to the allowance as a charge to current period income, based on their judgments about information available to them at the time of their examination. Therefore, it is possible that allowances for foreclosed real estate losses may change materially in the near term. At March 31, 2005, the foreclosed property had been held less than 12 months. Management anticipates that the property will be sold during the second quarter of 2005. The Company incurred approximately $1,000 in foreclosure expense during the first quarter of 2005, compared with $5,000 during the first quarter of 2004.

Nonaccruing loans totaled $2.5 million at March 31, 2005, compared with $2.8 million at December 31, 2004 and $753,000 at March 31, 2004. Approximately $2.1 million of the nonaccrual loan balance is comprised of one relationship. Approximately $896,000 of the loan balances of this relationships are secured by guarantees from the United States Department of Agriculture (“USDA”). In addition to the USDA guarantees, the loans are secured by real estate, inventory, accounts receivable, and equipment. The Company has allocated approximately $231,000 of the allowance for loan losses against the unguaranteed balances.

In addition to this relationship, approximately $348,000 in nonaccrual loans were secured by real estate, $84,000 were for business purposes, and less than $1,000 were consumer loans.

Restructured loans, net of loan guarantees, were $458,000 at March 31, 2005, compared with $400,000 at December 31, 2004 and $408,000 at March 31, 2004.

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

United Financial, Inc.

Management’s Discussion and Analysis

March 31, 2005

The majority of loans discussed below as “real estate” loans are primarily commercial loans where real estate provides additional security for the loan. Collateral for virtually all of these loans is located within the Company’s principal market area. The Company participates in loans with other financial institutions in North Carolina, South Carolina, and Virginia. Loan participations decreased from $10.4 million at December 31, 2004 to $9.2 million at March 31, 2005. Management anticipates the loan participations may increase during the year in order to supplement local lending volume and increase the Company’s overall level of earning assets. These loans undergo the same approval process as loans originated within the Company’s primary operating areas.

Average net loans totaled $100 million during the first quarter of 2005 as compared with $90 million in 2004. Management expects the Company’s loan portfolio to continue to increase moderately over the next fiscal year as a result of growth in the Company’s lending staff, planned expansion into new markets, and increase in loan participations with other financial institutions. Management views the ability to acquire high quality loan assets to be essential to the Company’s growth and profitability.

The majority of the Company’s loan portfolio growth continues to be centered in real estate loans. These loans comprise 81.29% of the total loan portfolio at March 31, 2005, compared with 80.26% in December of 2004. Interest rates charged on loans vary with the degree of risk, maturity and amount of the loan. Competitive pressures, money market rates, availability of funds, and government regulation also influence interest rates. On average, the Company’s loan portfolio yielded approximately 6.44% during the first quarter of 2005, compared with 6.02% during 2004.

Investment Securities

Interest and dividend income from investment and mortgage-backed securities generally provides the second largest source of income to the Company after interest on loans. In addition, the Company receives interest income from federal funds sold and deposits in other financial institutions. The Company uses its investment portfolio as a primary source of liquidity, to provide collateral for borrowings, as well as to enhance operating earnings. The Company classifies all securities as available for sale in order to maintain flexibility in managing the portfolio.

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

The Company has investment securities with an amortized cost of $34.5 million at March 31, 2005. All investments are accounted for as available for sale under Financial Accounting Standards Board (FASB) No. 115 and are presented at their fair market value of $33.5 million. The Company’s investment in debt securities at March 31, 2005, consists of $8.8 million in mortgage-backed securities, $17.1 million in collateralized mortgage obligations, $3.2 million in U.S. Government sponsored agency securities, and $5.4 million in municipal securities. Included in the CMO’s are approximately $7.8 million of non-agency CMO’s. The Company believes that these securities are well structured and have favorable prepayment characteristics. In addition, they are apportioned the same regulatory risk weight as agency CMO’s.

United Financial, Inc.

Management’s Discussion and Analysis

March 31, 2005

At March 31, 2005, the portfolio had a weighted average yield of 4.4% and a weighted average life of 6.2 years. Effective duration is a measure of duration which considers changes in cash flows and is based on the expected volatility of a security. At March 31, 2005, the portfolio has an effective duration of 3.7 years, compared with 3.6 years at December 31, 2004. In an up 200 point rate environment, it is expected that duration would extend to approximately 4.9 years, compared with 5.2 years at December 31, 2004. Excluding municipals, the portfolio’s duration is 3.33 years and extends to 4.46 years in an up 200 point rate environment, compared with 3.31 years and 4.76 years at December 31, 2004, respectively.

At December 31, 2004, the portfolio had net unrealized losses of $1 million, or 2.9% of amortized cost. The Company estimates that in an up 300 point rate environment, the portfolio could experience unrealized losses of approximately 13.52% of amortized cost. Excluding municipal securities, this is expected to improve to 12.24%.

The Company owned $1,352,000 of Federal Home Loan Bank stock at March 31, 2005, compared with $1,433,000 at December 31, 2004.

The Company has pledged $28 million of its available for sale securities against borrowing lines of credit.

Management has evaluated securities for other than temporary impairment. Consideration is given to the length of time and extent to which fair value has been less than book value, the financial condition of the issuer, and the intent and ability of the Company to retain its investment for a period of time sufficient to allow the anticipated recovery in fair value. On March 31, 2005 two securities had depreciation exceeding 5% of book value. Both securities are issued by U.S. Government sponsored agencies. $11.7 million in securities have depreciated for a continuous period exceeding twelve months. Depreciation of these securities ranges from 1.4% to 6.1%. The weighted average depreciation of the securities is 4.14%. In analyzing the issuer’s financial condition, management considers whether the security is issued by the U.S. Government or a government sponsored agency. At March 31, 2005 all of the securities which have incurred depreciation for a period exceeding twelve months were issued by government sponsored agencies. Therefore, since management has both the ability and intent to hold each security for the foreseeable future, the declines are not deemed to be other than temporary. The unrealized losses are not due to credit risk, and should be recovered through either accretion of discounts into income or maturity of the bonds at par value.

The Bank is a limited partner in a North Carolina limited liability partnership established to provide mezzanine financing for eligible companies located in the Southeastern United States. The mezzanine fund operates as a Small Business Investment Company (“SBIC”). The Bank has committed to invest $500,000 in the fund, which will have an original term of 10 years, with two one-year extensions. The Bank’s pro rata interest in the entire fund is 2.35%. Through March 31, 2005, the Bank had received capital calls of $250,000, which is included in other assets.

Deposits

Deposits acquired in the Company’s local market area are its principal source of funding for lending and investing activities. Acquisition of high quality loan assets remains management’s primary goal in the overall growth of the Company’s balance sheet. In addition, accumulation of deposits, particularly lower cost deposits, continues to be viewed as critical for profitable growth and as a principal component in development of the Company’s long term franchise value. However, a significant portion of deposits are viewed as commodities and must be priced accordingly. During the first quarter of 2005, management utilized this pricing philosophy

United Financial, Inc.

Management’s Discussion and Analysis

March 31, 2005

with respect to the Company’s certificates of deposit as a key marketing strategy for the generation of new deposit relationships. At March 31, 2005 certificates of deposit comprised 74.38% of the Company’s deposit base as compared to 73.43% at December 31, 2004. Management expects to use certificate of deposit pricing to initially attract depositors and attract core deposits as well as provide other banking products. Accordingly, it is anticipated that certificates of deposit will continue to make up a significant portion of the Company’s primary funding over the near term.

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

Deposits at March 31, 2005 totaled approximately $114 million, compared with $107 million at December 31, 2004. The increase in total deposits is due primarily to growth in certificates of deposits of $6 million. The increase in demand deposits appears to be due to timing, as year to date average balances totaled $9.9 million. The increase in demand deposits offset a decrease of $1.6 million in non-term interest bearing accounts.

The Company has used brokered deposits in order to fund loans as well as execute leveraged investment transactions. At March 31, 2004, the Company had issued approximately $26.3 million in brokered deposits, compared with $24.6 million at March 31, 2004. At March 31, 2005, scheduled brokered deposit maturities were $10.6 million, $15.2 million, and $500,000 million in 12 months, 12-36 months, and greater than 36 months, respectively. Overall, these deposits have a weighted average maturity of approximately 13.7 months and a weighted average rate of 3.29%. The Company anticipates brokered deposits will continue to be utilized in order to supplement liquidity. The Company considers longer term brokered deposits to be a more economical source of fixed rate funding than longer term retail deposits or Federal Home Loan Bank of Atlanta (“FHLBA”) advances.

Liquidity

The Company’s liquidity is determined by its ability to convert assets to cash or acquire alternative sources of funds to meet the needs of its customers who are withdrawing or borrowing funds, and to maintain required reserve levels, pay expenses and operate the Company on an ongoing basis. The Company’s primary liquidity sources are net income from operations, cash and due from banks, federal funds sold and other short-term investments, and borrowings from the FHLB. In addition, the Company has the ability, on a short-term basis, to purchase federal funds from other financial institutions. Finally, the Company has used the Internet as a source for attracting deposits from businesses, retirement plans, and other financial institutions. At March 31, 2005, these deposits totaled $9.1 million, or 8% of total deposits. In accordance with regulatory guidance, the Company has controls in place to monitor brokered and rate sensitive deposits. Since the Company is “well capitalized” for regulatory purposes, there are no restrictions on brokered deposit activity. At March 31, 2005, the Company’s loan to deposit ratio (including loans held for sale) was 88.68%. This compares with a ratio of 90.19% at December 31, 2004 and 89.95% at March 31, 2004. Management believes that the Company has sufficient liquidity to meet all funding needs for the foreseeable future and expects long-term liquidity needs to be met through growth of its deposits.

United Financial, Inc.

Management’s Discussion and Analysis

March 31, 2005

Other Borrowings

At March 31, 2005, the Company had other borrowings of $26 million. Other borrowings consisted of secured borrowing agreements with FHLBA totaling $23.5 million and subordinated debt with another financial institution of $2.5 million. $2.25 million of the debt with the FHLBA is classified as short term debt.

The Company has $11.5 million in fixed rate advances from the FHLBA. The advances have a weighted average rate of 3.44% with a weighted average maturity of 22 months. At March 31, 2005 scheduled maturities and weighted average rates were $2.25 million and 2.81% for maturities within the next 12 months, and $7.25 million and 3.51% for maturities between 12 and 36 months, and $2 million and 3.91% for maturities beyond 36 months.

The Company has four convertible rate advances totaling $12 million. The weighted average maturity and rates of these advances are 53 months and 3.74%, respectively. The first advance is for $1 million, has a fixed rate of 4.44% and matures in January 2011. However, the advance is callable on a quarterly basis, at which point the Company may elect to convert the advance to a LIBOR-based floating advance at a 3-month LIBOR rate of interest. The second advance is for $3 million, has a fixed rate of 4.49%, and matures in July 2011. The borrowing is callable by the FHLBA quarterly thereafter, at which point the Company may elect to convert the advance to a LIBOR- based floating advance at a 3-month LIBOR rate of interest. The third advance is for $3 million, has a fixed rate of 2.88% and matures in September 2007. However, the advance is subject to a one-time call by the FHLBA in September 2005, at which point the Company may elect to convert the advance to a LIBOR-based floating advance at a 3-month LIBOR rate of interest. If the advance is not called, it becomes a fixed rate advance until maturity. Under current market conditions, management anticipates this advance will be called. The fourth advance is for $5 million and has a fixed rate of 3.67%. It is not callable until May 30, 2006, at which point the advance will only be called in the event that the 3-month LIBOR exceeds 7%. It is then callable on a quarterly basis if LIBOR breaks through 7% on a date approximating the call date.

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

The Company has established credit facilities to provide additional liquidity if and as needed, consisting of $5.4 million in unsecured lines of credit with correspondent banks. The Company would have available credit under secured lines of credit of $3.4 million.

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

United Financial, Inc.

Management’s Discussion and Analysis

March 31, 2005

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

At March 31, 2005, the Company had commitments to extend credit of $10.8 million. Commitments to fund letters of credit totaled $200,000. The Company is committed to fund $250,000 in a limited liability partnership established to provide mezzanine financing for eligible companies located in the southeastern United States.

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

The amounts of assets and liabilities which reprice or mature within a particular period were determined in accordance with the contractual terms of the assets or liabilities. Loans with adjustable rates which have not reached a floor or ceiling are shown as being due at the end of the next upcoming adjustment period. Loans which have reached a floor or ceiling are shown as changing at maturity. The repricing of investments is based on projected cash flows at March 31, 2005. These projections may change due to the overall direction of interest rates. Typically, higher rates will cause prepayments to slow, thereby slowing cash flow and extending expected maturities. Conversely, lower rates will cause prepayments to increase and shorten maturities. Money market deposit accounts and negotiable order of withdrawal or other transaction accounts are assumed to be subject to immediate repricing and depositor availability and have been placed in the shortest period. In making the gap computations, none of the assumptions sometimes made regarding prepayment rates and deposit decay rates have been used for any interest-earning assets or interest-bearing liabilities. In addition, the estimates do not reflect scheduled principal payments that will be received throughout the lives of the loans. The

United Financial, Inc.

Management’s Discussion and Analysis

March 31, 2005

Company’s projected interest rate sensitivity of the Company’s assets and liabilities will vary substantially if different assumptions were used or if actual experience differs from that indicated by such assumptions. As of March 31, 2005, the Company has a negative interest rate gap of approximately 91.58% of total earning assets in the one-year time frame. The Company has $4 million of convertible rate advances from the FHLBA which are currently subject to call by the issuer. Another $3 million is eligible for call during the year. In the event they were called, the Company would have the option to convert the advance to LIBOR- based floating advance at a 3-month LIBOR rate of interest. The Company’s gap position would decrease to approximately 80.86%.

Capital

The Company and Bank are required by their own policies and by applicable federal regulations to maintain certain capital levels. Because the Company was formed in June 2002 and has no significant assets other than the investment in the Bank, there is no material difference between Consolidated and Bank only ratios. In an effort to achieve a measurement of capital adequacy that is sensitive to the individual risk profiles of financial institutions, the various financial institution regulators have minimum capital guidelines that categorize various components of capital and types of assets and measure capital adequacy in relation to the financial institution’s relative level of those capital components and the level of risk associated with various types of assets of that financial institution. The guidelines call for minimum adjusted total capital of 8% of risk-adjusted assets. As of March 31, 2005, the Bank’s total risk-based capital ratio was 13.11%. This compares with 13.48% at December 31, 2004 and 14.56% at March 31, 2004.

In addition to the risk-based capital requirements described above, the Bank is subject to a leverage capital requirement, which calls for a minimum ratio of leverage capital, as defined in the regulations, to quarterly average total assets of 3-5%. As of March 31, 2005, the Bank’s leverage capital ratio was 7.55%. This compares with 7.44% at December 31, 2004 and 8.16% at March 31, 2004.

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

United Financial, Inc.

Management’s Discussion and Analysis

March 31, 2005

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

Item 3

Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this quarterly report, have concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report.

There were no changes in United Financial’s internal control over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There were no material legal proceedings pending at March 31, 2005, against the Company or the Bank, other than ordinary routine litigation incidental to their respective businesses, to which the Company or the Bank is a party or of which any of their property is the subject. It is to be expected that various actions and proceedings may be anticipated to be pending or threatened against, or to involve, the Company or the Bank from time to time in the ordinary course of business. Some of these may from time to time involve large demands for compensatory and/or punitive damages. At the present time, management knows of no pending or threatened litigation the ultimate resolution of which would have a material adverse effect on the Company’s financial position or results of operations.

ITEM 2. UNREGISTERED SALE OF SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

10.1	Merger Agreement by and between FNB Corp. and United Financial, Inc.

23.1	Independent Auditor’s Consent

31.1	Certification Pursuant to Rule 13a-14(a) / 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-14(a) / 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

United Financial, Inc.

Date: May 16, 2005	/s/ William M. Griffith, Jr.
William M. Griffith, Jr.
President & Chief Executive Officer
(Duly Authorized Officer)

Date: May 16, 2005	/s/ William E. Swing, Jr
William E. Swing, Jr.
Senior Vice President
Chief Financial Officer
(Chief Accounting Officer)