Form 10QSB
period 2005-06-30
UNITED FINANCIAL INC
filed 2005-08-15
CIK 1192931

U.S SECURITIES AND EXCHANGE COMMISSION

WASHINGTON DC

Form 10-QSB

(Mark One)

☒	Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005

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

At August 15, 2005, the Registrant had 1,640,565 shares outstanding of its $1 par value common stock.

United Financial, Inc.

Form 10-QSB

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

United Financial, Inc.

Consolidated Balance Sheets

At June 30, 2005 and December 31, 2004

	(Unaudited) June 30 2005	December 31 2004
Assets
Cash and due from banks	$1,601,195	$2,644,319
Interest-bearing deposits	2,013,316	1,079,030
Federal funds sold	1,555,000	1,735,000
Investment securities available for sale	35,533,939	35,092,243
Restricted equity securities	1,351,700	1,433,000
Loans, net of allowance for loan losses of $1,696,178 in 2005 and $1,545,808 in 2004	98,184,495	96,216,203
Loans held for sale	685,575	96,419
Property and equipment, net	4,982,446	5,131,243
Real estate owned	96,047	—
Accrued income	584,623	500,625
Cash value life insurance	1,554,383	1,520,221
Other assets	1,990,642	1,397,653

Total assets	$150,133,361	$146,845,956

Liabilities and Stockholders’ Equity

Liabilities:
Demand deposits	$10,503,455	$10,000,112
Interest-bearing deposits	101,866,920	96,789,530

Total deposits	112,370,375	106,789,642

Securities sold under agreements to repurchase	58,673	26,308
Short-term debt	4,750,000	4,250,000
Long-term debt	20,750,000	24,250,000
Accrued interest payable	219,801	230,644
Other liabilities	1,038,090	775,586

Total liabilities	139,186,939	136,322,180

Stockholders’ equity:
Preferred stock, no par value, 3,000,000 shares authorized; none outstanding	—	—
Common stock, $1 par value, 10,000,000 shares authorized; 1,640,565 shares issued and outstanding at June 30, 2005 1,640,565 shares issued and outstanding at December 31, 2004	1,640,565	1,640,565
Surplus	9,478,221	9,478,221
Retained earnings (deficit)	78,088	(376,697)
Accumulated other comprehensive income	(250,452)	(218,313)

Total stockholders’ equity	10,946,422	10,523,776

Total liabilities and stockholders’ equity	$150,133,361	$146,845,956

See accompanying notes

United Financial, Inc.

Consolidated Statements of Income (Unaudited)

For the Three and Six Months Ended June 30, 2005 and 2004

	Three month period Ended June 30,		Six month period Ended June 30,
	2005	2004	2005	2004
Interest income
Loans and fees on loans	$1,678,777	$1,414,192	$3,292,167	$2,787,077
Investment securities, taxable	308,737	334,957	634,457	681,046
Investment securities, tax exempt	68,466	16,222	112,732	17,198
Federal funds sold	10,066	620	12,948	2,379
Dividends	15,165	14,095	29,555	26,485
Deposits with banks	7,812	1,113	17,804	1,831

Total interest income	2,089,023	1,781,199	4,099,663	3,516,016

Interest expense
Deposits	694,597	531,206	1,297,102	1,067,801
Other borrowings	242,754	180,427	490,534	330,303

Total interest expense	937,351	711,633	1,787,636	1,398,104

Net interest income	1,151,672	1,069,566	2,312,027	2,117,912

Provision for loan losses	45,000	144,410	90,000	169,410

Net interest income after provision for loan losses	1,106,672	925,156	2,222,027	1,948,502

Noninterest income
Service charges on deposit accounts	63,499	69,199	118,647	134,499
Other service charges and fees	2,633	3,862	6,588	7,443
Fees from loan sales	90,672	97,583	161,459	157,194
Investment commissions	91,896	57,760	133,770	96,272
Increase in cash surrender value of bank owned life insurance	17,962	17,078	34,162	56,074
Net realized gains on sale of securities	—	—	39,715	28,334
Other operating income	1,849	17,676	2,123	17,676

Total noninterest income	268,511	263,158	496,464	497,492

Noninterest expense
Salaries and employee benefits	615,166	593,960	1,177,498	1,128,709
Occupancy	77,241	67,035	150,530	139,196
Equipment	61,433	49,360	137,234	103,562
Data processing	64,911	55,375	129,995	114,912
Advertising	24,023	33,413	57,485	73,028
Directors fees	34,875	25,050	62,175	53,300
Professional fees	63,366	47,972	181,467	122,207
Foreclosed assets, net	2,604	(9,087)	3,531	15,553
Other operating expense	171,902	192,592	341,279	413,250

Total noninterest expense	1,115,521	1,055,670	2,241,194	2,163,717

Income tax expense	5,000	—	22,512	—

Net income	$254,662	$132,644	$454,785	$282,277

Basic earnings per share	$.16	$.08	$.28	$.17

Diluted earnings per share	$.15	$.08	$.27	$.17

Weighted average shares outstanding
Basic	1,640,565	1,640,565	1,640,565	1,640,565
Diluted	1,690,062	1,654,114	1,671,252	1,658,720

See accompanying notes

United Financial, Inc.

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

For the Six Months Ended June 30, 2005 and 2004

			Surplus	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income	Total
	Common Stock
	Shares	Amount
Balance, December 31, 2003	1,640,565	$1,640,565	$9,478,221	$(603,631)	$(53,966)	$10,461,189

Comprehensive income
Net income				282,277	—	282,277

Net change in unrealized depreciation on investment securities available for sale	—	—	—	—	(891,537)	(891,537)

Reclassified securities gains realized					(28,334)	(28,334)

Total comprehensive income						(637,594)

Balance, June 30, 2004	1,640,565	$1,640,565	$9,478,221	$(321,354)	$(973,837)	$9,823,595

			Surplus	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income	Total
	Common Stock
	Shares	Amount
Balance, December 31, 2004	1,640,565	$1,640,565	$9,478,221	$(376,697)	$(218,313)	$10,523,776

Comprehensive income
Net income				454,785	—	454,785

Net change in unrealized depreciation on investment securities available for sale, net of taxes	—	—	—	—	7,576	7,576

Reclassified securities gains Realized					(39,715)	(39,715)

Total comprehensive income						422,646

Balance, June 30, 2005	1,640,565	$1,640,565	$9,478,221	$78,088	$(250,452)	$10,946,422

See accompanying notes

United Financial, Inc.

Consolidated Statements of Cash Flows (Unaudited)

For the Six Months Ended June 30, 2005 and 2004

	Six Month Period Ended June 30,
	2005	2004
Cash flows from operating activities
Net income	$454,785	$282,277
Adjustments to reconcile net loss to net cash provided (used) by operations:
Depreciation and amortization	171,842	130,236
Provision for loan losses	90,000	169,410
Increase in cash surrender value of bank owned life insurance	(34,162)	(56,074)
Accretion of discount on securities, net of amortization of premiums	53,889	44,525
Provision for REO valuation	1,030	28,500
(Gain) on real estate owned	—	(18,515)
Net realized (gains) on securities	(39,715)	(28,334)
Changes in assets and liabilities:
Loans held for sale	(589,156)	(298,824)
Accrued income	(83,998)	(20,885)
Other assets	(576,432)	(262,382)
Accrued interest payable	(10,843)	18,800
Other liabilities	262,504	(32,637)

Net cash used in operating activities	(300,256)	(43,903)

Cash flows from investing activities
Net (increase) in interest-bearing deposits	(934,286)	(82,497)
Net decrease (increase) in federal funds sold	180,000	(1,856,000)
Purchases of investment securities	(11,620,416)	(8,435,766)
Sales of investment securities	8,548,998	1,442,805
Maturities of investment securities	2,566,852	2,787,241
Net decrease (increase) in restricted equity securities	81,300	(400,000)
Net (increase) in loans	(2,155,369)	(5,672,608)
Purchases of property and equipment, net	(23,045)	(643,771)
Proceeds from sales of real estate owned	—	131,718

Net cash used in investing activities	(3,355,966)	(12,728,878)

Cash flows from financing activities
Net increase in non-interest bearing deposits	503,343	1,023,217
Net increase in interest-bearing deposits	5,077,390	3,754,508
Net increase in securities sold under agreements to repurchase	32,365	36,936
Net proceeds from debt	(3,000,000)	8,000,000

Net cash provided by financing activities	2,613,098	12,814,661

Net (decrease) increase in cash and cash equivalents	(1,043,124)	41,880

Cash and cash equivalents, beginning	2,644,319	2,012,366

Cash and cash equivalents, ending	$1,601,195	$2,054,246

Supplemental disclosures of cash flow information
Interest paid	$1,798,479	$1,379,304

Taxes paid	$114,000	$294,179

Supplemental disclosures of noncash activities
Other real estate acquired in settlement of loans	$97,077	$—

See accompanying notes

United Financial, Inc.

Notes to Consolidated Financial Statements (unaudited)

June 30, 2005

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

On May 9, 2005, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with FNB Corp., Asheboro, North Carolina (“FNB”). The Merger Agreement provides that the Company will be merged with and into FNB and that each outstanding share of the Company’s common stock will be exchanged for the right to receive 0.6828 shares of FNB common stock or $14.25 in cash. The Company’s shareholders will be permitted to elect to receive FNB common stock or cash, or a combination of stock and cash, subject to FNB’s ability to limit such stock consideration to 65% of total consideration. The stock portion of the consideration furnished to the Company’s shareholders is intended to qualify as a tax-free transaction. As part of the Merger Agreement, two members of the Company’s Board of Directors will be added to the Board of FNB. The transaction is subject to certain conditions, including the prior approval of the Company’s shareholders and applicable regulatory authorities. The merger is anticipated to close in the fourth quarter of 2005.

Note 2. Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Certain amounts reported in the period ended June 30, 2004 have been reclassified to conform with the presentation for June 30, 2005. These reclassifications had no effect on net income or stockholders’ equity for the periods presented, nor did they materially impact trends in financial information. In the opinion of management, all adjustments (none of which were other than normal recurring accruals) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included.

Critical Accounting Policies

These unaudited consolidated financial statements are prepared in accordance with generally accepted accounting principles. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Critical accounting policies are those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in future periods. The accounting policy considered critical to our financial statement results is our determination of the allowance for loan losses. Management believes the Company’s policy with respect to the determination of the allowance for loan losses involves a higher degree of complexity and requires difficult and subjective judgments which require assumptions or estimates about uncertain matters. Changes in these judgments could materially impact future results. This critical policy is periodically reviewed by the Audit Committee and the Board of Directors.

The organization and business of the Company, accounting policies followed, and other information are contained in the notes to the financial statements of the Company as of and for the years ended December 31, 2004 and 2003 have been filed with the SEC as part of the Company’s Annual Report on Form 10–KSB. These financial statements should be read in conjunction with the annual financial statements.

United Financial, Inc.

Notes to Consolidated Financial Statements (unaudited)

June 30, 2005

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

	Three month period Ended June 30,		Six month period Ended June 30,
	2005	2004	2005	2004
	(In thousands, except per share data)
Net income, as reported	$255	$133	$455	$282

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards granted since July 1, 1995	3	15	6	30

Pro forma net income	252	118	449	252

Earnings per share
Basic-as reported	.16	.08	.28	.17

Basic-pro forma	.15	.07	.27	.15

Diluted-as reported	.15	.08	.27	.17

Diluted-pro forma	.15	.07	.27	.15

United Financial Inc.

Item 2. Management’s Discussion and Analysis

June 30, 2005

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

Comparison of Financial Condition

Total assets at June 30, 2005 were $150 million, compared with $147 million at December 31, 2004, an increase of $3

United Financial Inc.

Item 2. Managements’ Discussion and Analysis

June 30, 2005

million, or 2%. The overall asset mix of the balance sheet is consistent with December 31, as net loans (including loans held for sale) and investments available for sale comprise 89.52% of total assets, compared with 89.48% at December 31, 2004. Net loans held for investment have increased from $96 million at December 31, 2004 to $98 million at June 30, 2005, while loans held for sale increased $590,000, from $96,000 at December 31, 2004 to $686,000 at June 30, 2005. Other assets increased due primarily to increases in the deferred tax asset, as well as the fair value of the Rabbi Trust, which was established expressly for the directors deferred compensation plan.

Total liabilities at June 30, 2005 were $139 million compared with $136 million at December 31, 2004, an increase of $3 million, or 2%. Deposits at June 30, 2005 were $112 million compared with $107 million at December 31, 2004. Other borrowings decreased $3 million, from $28.5 million at December 31, 2004 to $25.5 million at June 30, 2005. Other liabilities increased primarily due to increased deferred compensation liabilities, and other general accruals. Total stockholders’ equity increased from $10.5 million at December 31, 2004 to $10.9 million at June 30, 2005.

Results of Operations

Three months ended June 30, 2005 and June 30, 2004

General. For the three months ended June 30, 2005, the Company reported net income (unaudited) of $255,000, an increase of $122,000 from net income of $133,000 for the quarter ended June 30, 2004. Basic and diluted earnings per share were $.16 and $.15, respectively, for the three months ended June 30, 2005 compared with $.08 per share (both diluted and basic) in 2004. The primary factor behind the growth in quarterly earnings is the lower provision for loan losses, which declined from $144,000 in 2004 to $45,000 in 2005. In addition, net interest income before the loan provision increased $82,000, or 8%, due to higher net interest margins as well as growth in earning assets. Non-interest income increased approximately $5,000, while non-interest expense increased by $65,000, or 6%.

Net interest income. Like most financial institutions, the primary component of earnings for the Company is net interest income. Net interest income is the difference between interest income, principally from the loan and investment securities portfolios, and interest expense, principally on customer deposits and borrowings. Changes in net interest income result from changes in volume and spread. For this purpose, volume refers to the average dollar level of interest-earning assets and interest-bearing liabilities. Spread refers to the difference between the average yield on interest-earning assets and the average cost of funds. During the second quarter of 2005, the Company generated approximately $1.2 million of net interest income, compared with approximately $1.1 million during the second quarter of 2004. The increase in net interest income is due primarily to higher yields on earning assets, which offset higher funding costs.

For the three months ended June 30, 2005, net tax equivalent interest margins (net interest income divided by average earning assets net of the allowance for loan loss) increased 11 basis points, from 3.26% at June 30, 2004 to 3.37% at June 30, 2005. Interest income increased approximately $300,000 during the quarter, from $1.8 million in 2004 to $2.1 million in 2005. The increase is due primarily to higher yields, which increased 52 basis points, from 5.43% in 2004 to 5.95% in 2005. The increased yields were supplemented by growth in average net earning assets, which increased from $131 million in 2004 to $139 million at June 30, 2005. Interest expense increased $226,000 during the quarter. The increase is due primarily to higher overall funding costs, which increased 50 basis points during the second quarter, from 2.22% in 2004 to 2.72% in 2005. In addition, contributing to the increased expense was higher average interest-bearing liabilities, which increased $9 million, from $119 million in 2004 to $128 in 2005.

Non-interest income. Non-interest income consists of revenues generated from a variety of financial products and services, as well as gains from the sale of loans and investments and increases in cash surrender value of bank owned life insurance. The majority of non-interest income results from service charges on deposit accounts consisting of account fees, insufficient check charges, and sales of checks. Non-interest income is also derived from non-depository products and services. For the three months ended June 30, 2005, non-interest income was approximately $269,000, an increase of $6,000, compared with $263,000 generated during the three months ended June 30, 2004. Fees from the sale of

United Financial Inc.

Item 2. Managements’ Discussion and Analysis

June 30, 2005

brokered loans decreased $7,000 or 7% during 2005 due to decreased volume. Service charges and deposit account fees decreased by approximately $6,000 due primarily to reduced NSF fees and analysis charges. Commissions earned from the sale of investment products increased approximately $34,000, or 59%. The increase is due to increased volume due to more favorable market conditions during the quarter.

Non-interest expense. Total non-interest expense increased from approximately $1.06 million in the second quarter of 2004 to $1.12 million during the second quarter of 2005, an increase of $60,000 or 6%. Income tax expense was $5,000 for the three months ended June 30, 2005. Salaries and benefits increased $21,000, or 4% due primarily to increased incentives. Equipment expense increased $12,000, or 24% due to increased depreciation. Data processing expense increased $10,000, or 17% during the quarter due to increased service bureau expense. In addition, the Company began providing internet banking services during the quarter, which increased data processing expenses by approximately $2,000. Advertising expenses decreased from $33,000 in 2004 to $24,000 during the second quarter of 2005. Professional fees, including accounting and auditing fees, legal fees, as well as other consulting advisory fees, increased by approximately $15,000. The increase is due to primarily higher legal fees, which increased $16,000. Other expenses decreased approximately $21,000, or 11% in 2005 compared with 2004. The decrease is due primarily to reduced shareholder expense, regulatory assessments, printing and office supplies, which were higher in 2004 as the Company prepared to begin operations in the Burlington market.

Return on average assets and equity were .68% and 9.64%, respectively, for the second quarter of 2005, compared with .38% and 5.08% during the comparable period of 2004.

Six months ended June 30, 2005 and June 30, 2004

General. Net income (unaudited) for the six months ended June 30, 2005 was $455,000, an increase of $173,000 from $282,000 earned during the first six months of 2004. Basic and diluted earnings per share were $.28 and $.27, respectively, for the six months ended June 30, 2005 compared with $.17 per share (both diluted and basic) in 2004. Earnings during the first six months of 2004 included gains from the sale of investments of $28,000, compared with $40,000 during 2005. Excluding gains from the sale of investments, earnings have increased from $254,000 to $415,000, an increase of $161,000 or 63%. The primary factors behind the growth in earnings are higher net interest income before the provision for loan loss, which increased $194,000, as well as a reduced provision for loan losses, which declined $79,000, or 47%. Consistent with the quarterly results, the improvement in net interest income is attributable primarily to improved net interest margins, with increased levels of earning assets adding support. While non-interest income excluding investment gains declined approximately $12,000, total non-interest expense increased $100,000, or 5%.

Net interest income. For the six months ended June 30, 2005, net interest income, before the provision for loan loss, increased from approximately $2.1 million to approximately $2.3 million. The increase in net interest income is due primarily to higher yields on earning assets, which offset higher funding costs.

For the six months ended June 30, 2005, net tax equivalent interest margins (net interest income divided by average earning assets net of the allowance for loan loss) increased 10 basis points, from 3.30% at June 30, 2004 to 3.40% at June 30, 2005. Interest income increased approximately $584,000 during the six months ended June 30, 2005, from $3.516 million in 2004 to $4.1 million in 2005. The increase is attributable to both higher yields on earning assets, as well as growth in earning assets. Yields increased 43 basis points, from 5.46% in 2004 to 5.89% in 2005, while average earning assets grew from $127 million in 2004 to $139 million in 2005, an increase of $12 million or 9%.

Interest expense increased $390,000 during first six months of 2005. The increase is due primarily to higher overall funding costs, which increased 39 basis points during the second quarter, from 2.24% in 2004 to 2.63% in 2005. In addition, an increase in average interest bearing liabilities of $11 million, from $116 million in 2004 to $127 million in 2005.

United Financial Inc.

Item 2. Managements’ Discussion and Analysis

June 30, 2005

Non-interest income. For the six months ended June 30, 2005, non-interest income was approximately $496,000, compared with $497,000 in during the same period in 2004. However, non-interest income in 2004 included investment gains of $28,000, compared with $40,000 during 2005. Excluding gains from investments, non-interest income decreased $12,000, from approximately $469,000 in 2004 to $457,000 in 2005. The decrease is due primarily to a reduced increase in the cash surrender value of life insurance, which declined $22,000, as well as lower service charges on deposit accounts, which declined $16,000. These decreases were partially offset by a slight increase in brokered loan sales, which increased $4,000, as well as sharply higher commissions earned from the sale on nonproprietary investment and insurance products, which increased $37,000, or 39%.

Non-interest expense. Total non-interest expense increased from approximately $2.16 million in the first six months of 2004 to $2.24 million during 2005, an increase of $80,000 or 4%. Income tax expense was $22,000 for the six months ended June 30, 2005. Salaries and benefits increased $49,000 or 4% due primarily to increased incentives. Occupancy expense increased from $139,000 to $151,000, an increase of $12,000 or 9%. Factors behind the change are increased building depreciation, utilities and building maintenance, which offset lower rental expense. Data processing expenses increased from $115,000 in 2004 to $130,000 in 2005, an increase of $15,000, or 13%. The increase is due primarily to higher processing costs. Equipment expense increased $34,000, or 33%, during 2005 due primarily to increased depreciation as well as maintenance costs. Advertising expense decreased $16,000 during the first six months of 2005 compared with 2004. During the prior year, the Company increased marketing efforts in order to broaden the Bank’s name recognition in the Burlington market. Professional fees, including accounting and auditing fees, legal fees, as well as other consulting advisory fees increased during the first six months of 2005 due to higher legal fees. Other operating expenses decreased $72,000 from $413,000 to $341,000, or 17%. The decrease is due primarily to reduced regulatory assessments, stationary and printing costs, investment account transfer fees, and shareholder expense.

Return on average assets and equity were .61% and 8.56%, respectively, for the six months ended June 30, 2005, compared with .42% and 5.22% during the comparable period of 2004.

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

The Company uses an internal grading system to assign the degree of inherent risk on each individual loan. The grade is initially assigned by the lending officer and reviewed by senior management. The internal grading system is reviewed periodically by a qualified third party. The review process involves the evaluation of large relationships, a sample of new loans, and loans having been identified as possessing potential weakness in credit quality to determine the ongoing effectiveness of the internal grading system. The loan grading system is used to assess the adequacy of the allowance for loan losses.

United Financial Inc.

Item 2. Managements’ Discussion and Analysis

June 30, 2005

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

At June 30, 2005, the allowance stood at approximately $1.7 million, compared with $1.5 million at December 31, 2004. The allowance for loan losses, as a percentage of gross loans held for investment was 1.7%, and 1.58% as of June 30, 2005 and December 31, 2004, respectively.

The Company’s provision for loan losses was $45,000 and $90,000 for the three and six months ended June 30, 2005, respectively. This compares with $144,000 and $169,000 for the corresponding periods in 2004. The Company had net recoveries of $4,000 and $60,000 for the three and six months ended June 30, 2005, respectively. This compares with net charge offs of $54,000 and $82,000 for the corresponding periods in 2004. During the first quarter of 2005, the Company recovered $80,000 of a $125,000 loan which was charged off during the third quarter of 2004.

The following table describes the activity relating to our allowance for loan losses for the three months ended June 30, 2005 and 2004 (in 000’s):

	2005	2004
Beginning balance	1,647	1,472
Provision for loan loss	45	144
Charge offs:
Commercial	—	25
Real estate	—	—
Consumer	6	33

Total	6	58

Recoveries	10	4

Ending balance	1,696	1,562

United Financial Inc.

Item 2. Managements’ Discussion and Analysis

June 30, 2005

The following table describes the activity relating to our allowance for loan losses for the six months ended June 30, 2005 and 2004 (in 000’s):

	2005	2004
Beginning balance	1,546	1,475
Provision for loan loss	90	169

Charge offs:
Commercial	10	42
Real estate	—	—
Consumer	33	52

Total	43	94

Recoveries	103	12

Ending balance	1,696	1,562

The following table describes the allocation of the allowance for loan losses among various categories of loans for the dates indicated:

	For the Period Ended June 30, 2005		For the Period Ended June 30, 2004
	Amount	%	Amount	%
Earning assets:
Commercial	$418,407	16.39%	$555,416	20.10%
Real Estate - Construction	115,323	14.43%	242,503	16.20%
Real Estate - Mortgage	422,066	26.90%	262,807	26.24%
Real Estate – Commercial mortgage	513,588	40.16%	440,930	34.88%
Consumer	79,090	2.12%	60,406	2.58%
Unallocated	147,704	—%	—	—%

Total earning assets	$1,696,178	100.00%	$1,562,062	100.00%

At June 30, 2005, $558,000 of the reserve was specifically allocated for loans totaling $4.4 million, compared with $369,000 for loans totaling $2.2 million at June 30, 2004. At June 30, 2005, approximately $196,000 of the allowance was unallocated to a specific loan or group of loans, compared to $0 in 2004. Specific allocations are provided for those loans which represent a greater risk of loss than inherent risk associated with the portfolio.

The allowance has increased from $1,545,808 at December 31, 2004 to $1,696,178 at June 30, 2005, an increase of $150,370. Excluding the $80,000 recovery, the provision during 2005 is approximately 4.5 times net charge offs, compared with approximately 2.06 during the corresponding period in 2004. Since December 31, 2004, the unallocated portion of the reserve has increased from $47,000 to $148,000, an increase of $101,000, or 215%. Excluding the $80,000 recovery, the increase would be from $47,000 to $68,000, or 45%. The changes in the allowance are against a backdrop of net loan growth of $1.97 million, or 2%. Nonaccruing loans have increased from $2.8 million to $3.1 million, while other delinquencies have increased from $55,000 to $84,000. Therefore, the Company has increased the unallocated portion of the reserve.

United Financial Inc.

Item 2. Managements’ Discussion and Analysis

June 30, 2005

Income Taxes

Provision for income taxes is based on amounts reported in the statements of income (after exclusion of non-taxable income such as interest on state and municipal securities) and consists of taxes currently due plus deferred taxes on temporary differences in the recognition of income and expense for tax and financial statement purposes. Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. At June 30, 2005, the Company had net deferred tax assets of approximately $684,000, compared with $586,000 at December 31, 2004. The largest component of the balance was a book provision for loan losses which exceeded the tax provision by approximately $450,000. In addition, the tax effect of the net unrealized loss on available for sale securities was approximately $129,000. The largest liability was excess depreciation for tax purposes of $53,000. The Company had recognized a deferred tax valuation allowance of $169,000 at December 31, 2004. There is no valuation allowance at June 30, 2005.

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

At June 30, 2005, the Company had one foreclosed property in the amount of $96,000, compared with $0 at December 31, 2004 and $77,000 at June 30, 2004. The Company carries each property at the lower of cost or estimated fair value. After foreclosure, valuations are periodically performed by management. Therefore, there can be no assurances that additional write downs of the property will not be necessary. In addition, regulatory agencies, as a part of their routine examination process, periodically review the Company’s allowances for foreclosed real estate losses. Such agencies may require the Company to recognize additions to the allowance as a charge to current period income, based on their judgments about information available to them at the time of their examination. Therefore, it is possible that allowances for foreclosed real estate losses may change materially in the near term. At June 30, 2005, the foreclosed property had been held less than 12 months. The Company incurred approximately $3,000 in foreclosure expense during the second quarter of 2005, compared with recoveries of $10,000 during the second quarter of 2004. For the six months ended June 30, the Company incurred foreclosure expense of $4,000 in 2005, as compared with $16,000 in 2004. Results for 2004 include gains on the sale of real estate of $19,000, as well as an increase in the valuation allowance for REO of $29,000.

Subsequent to June 30, 2005, the foreclosed property was sold. Also subsequent to the end of the quarter, the Company initiated foreclosure proceedings on other loans secured by property totaling approximately $319,000. While the Company believes that current reserves are sufficient to absorb possible shortfall in the collateral for these properties, there can be no assurances that additional write downs will not be necessary.

Nonaccruing loans totaled $3.1 million at June 30, 2005, compared with $2.8 million at December 31, 2004 and $3.1 million at June 30, 2004. Approximately $2 million of the nonaccrual loan balance is comprised of one relationship. Approximately $873,000 of the loan balances of this relationship is secured by guarantees from the United States Department of Agriculture (“USDA”). In addition to the USDA guarantees, the loans are secured by real estate, inventory, accounts receivable, and equipment. The Company has allocated approximately $222,000 of the allowance for loan losses against the unguaranteed balances.

United Financial Inc.

Item 2. Managements’ Discussion and Analysis

June 30, 2005

In addition to this relationship, approximately $950,000 in nonaccrual loans were secured by real estate, and $124,000 were for business purposes. There were no consumer loans on nonaccrual at June 30, 2005.

Restructured loans, net of loan guarantees, were $443,000 at June 30, 2005, compared with $400,000 at December 31, 2004 and $466,000 at June 30, 2004.

Loans

The Company strives to maintain its loan portfolio in accordance with what management believes are conservative loan underwriting policies that result in loans specifically tailored to the needs of the Company’s market areas. Every effort is made to identify and minimize the credit risks associated with such lending strategies. The Company has no foreign loans, few agricultural loans and does not engage in lease financing. The Company does provide lines of credit to fund automobile dealer floor plans of approximately $3 million. The majority of loans discussed below as “real estate” loans are primarily commercial loans where real estate provides additional security for the loan. Collateral for virtually all of these loans is located within the Company’s principal market area. The Company participates in loans with other financial institutions in North Carolina, South Carolina, and Virginia. Loan participations decreased from $10.4 million at December 31, 2004 to $9.2 million at June 30, 2005. Management anticipates the loan participations may increase during the year in order to supplement local lending volume and increase the Company’s overall level of earning assets. These loans undergo the same approval process as loans originated within the Company’s primary operating areas.

The overall loan mix has not changed significantly, with real estate secured loans making up 81.49% of the portfolio, compared with 80.26% at December 31, 2004. The overall loan mix, net of deferred loan fees, is as follows (in 000’s):

	June 30, 2005		December 31, 2004
	Amount	%	Amount	%
Construction and development	$14,522	14.43%	$13,729	14.02%
1-4 family residential	27,077	26.90%	25,009	25.54%
Farmland	401.40%		957.98%
Multi-family residential	4,941	4.91%	4,813	4.91%
Nonfarm nonresidential	35,075	34.85%	34,089	34.81%

Total real estate	82,016	81.49%	78,597	80.26%

Commercial and industrial	16,491	16.39%	17,007	17.37%
Agricultural production	—	—%	—	—%
Consumer	2,138	2.12%	2,328	2.38%

Total	$100,645	100.00%	$97,932	100.00%

As noted above, the bulk of the loan growth has come in 1-4 family residential properties. Approximately $590,000 of this growth is due to an increase in loans held for sale. The rest of the growth is due to growth in what the bank considers commercial lending but where real estate provides additional security for the loan. Overall real estate loans have increased $3.4 million, offsetting a decline of $500,000 in C&I lending, as well as a decline of approximately $200,000 in consumer loans. In addition, the loan growth has been organic, as loan participations have declined approximately $1.3 million since December 31, 2004. In addition, loan participations sold have increased from $3.3 million at December 31, 2004 to $3.7 million.

At June 30, 2005, the Company has $97.5 million in accruing loans with a weighted average yield of 6.67%.

United Financial Inc.

Item 2. Managements’ Discussion and Analysis

June 30, 2005

Approximately $40.5 million, or 41% of the loans are fixed rate. The weighted average maturity of fixed rate loans is 38.1 months with a weighted average coupon of 6.68%. At June 30, 2005, the Company has $57 million of variable rate loans with a weighted yield of 6.67%. The weighted average interest rate repricing period for these loans is approximately 2 months. The overall weighted average maturity for variable rate loans is approximately 55 months. The Company has $27 million in loans which will mature over the next twelve months. The average rate on these loans is 6.71%.

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

The Company has investment securities with an amortized cost of $35.9 million at June 30, 2005. All investments are accounted for as available for sale under Financial Accounting Standards Board (FASB) No. 115 and are presented at their fair market value of $35.5 million. The Company’s investment in debt securities at June 30, 2005, consists of $8.4 million in mortgage-backed securities, $16.3 million in collateralized mortgage obligations (“CMO’s”), $3.2 million in U.S. Government sponsored agency securities, and $8 million in municipal securities. Included in the CMO’s are approximately $7.4 million of non-agency CMO’s.

The most significant change in the portfolio during 2005 has been in the mix between mortgage-backed securities and municipal bonds. Municipals now comprise 22.35% of the portfolio, compared with 6.18% at December 31, 2004. The increase in municipals has been funded with the proceeds from investment transactions (approximately $2.7 million), as well as brokered deposits ($1.7 million). In addition, mortgage-backed securities have declined from 41.6% at December 31, 2004 to 23.34% at June 30, 2005. The overall average life of the portfolio has not changed dramatically during the year, from 5.93 years at December 31, 2004 to 5.88 years at June 30, 2005. At June 30, 2005, the portfolio has an effective duration of 3.45 years, compared with 3.6 years at December 31, 2004. In an up 200 point rate environment, it is expected that duration would extend to approximately 5.06 years, compared with 5.2 years at December 31, 2004. Excluding municipals, the portfolio’s duration is approximately 3.33 years and extends to approximately 4.46 years assuming a 200 point lateral shift in the yield curve, compared with approximately 3.31 years and 4.76 years at December 31, 2004, respectively.

At June 30, 2005, the portfolio had net unrealized losses of $379,000, or 1.06% of amortized cost. The Company estimates that assuming a 300 point lateral shift in the yield curve the portfolio could experience unrealized losses of approximately 13.74% of amortized cost. Excluding municipal securities, this is expected to improve to 12.2%.

United Financial Inc.

Item 2. Managements’ Discussion and Analysis

June 30, 2005

Management has evaluated securities for other than temporary impairment. Consideration is given to the length of time and extent to which fair value has been less than book value, the financial condition of the issuer, and the intent and ability of the Company to retain its investment for a period of time sufficient to allow the anticipated recovery in fair value. On June 30, 2005, $11.1 million in securities have depreciated for a continuous period exceeding twelve months. Depreciation of these securities ranged from (.56%) to (2.93%). The weighted average depreciation of the securities is (2.11%). In analyzing the issuer’s financial condition, management considers whether the security is issued by the U.S. Government or a government sponsored agency. At June 30, 2005, $9.5 million of the securities which have incurred depreciation for a period exceeding twelve months were issued by government sponsored agencies. In addition, $1.6 million of municipal bonds have depreciated for a continuous period exceeding twelve months. However, these bonds are insured as to the payment of principal and interest. Therefore, since management has both the ability and intent to hold each security for the foreseeable future, the declines are not deemed to be other than temporary. The unrealized losses do not appear to be due to credit risk, and should be recovered through either accretion of discounts into income or maturity of the bonds at par value.

The Bank is a limited partner in a North Carolina limited liability partnership established to provide mezzanine financing for eligible companies located in the Southeastern United States. The mezzanine fund operates as a Small Business Investment Company (“SBIC”). The Bank has committed to invest $500,000 in the fund, which will have an original term of 10 years, with two one-year extensions. The Bank’s pro rata interest in the entire fund is 2.35%. Through June 30, 2005, the Bank had received capital calls of $250,000, which is included in other assets.

The Company owned $1,351,000 of Federal Home Loan Bank stock at June 30, 2005, compared with $1,433,000 at December 31, 2004.

The Company has pledged $27.5 million of its available for sale securities against borrowing lines of credit.

Deposits

Deposits acquired in the Company’s local market area are its principal source of funding for lending and investing activities. Acquisition of high quality loan assets remains management’s primary goal in the overall growth of the Company’s balance sheet. In addition, accumulation of deposits, particularly lower cost deposits, continues to be viewed as critical for profitable growth and as a principal component in development of the Company’s long term franchise value. However, a significant portion of deposits are viewed as commodities and must be priced accordingly. During the first six months of 2004, management utilized this pricing philosophy with respect to the Company’s certificates of deposit as a key marketing strategy for the generation of new deposit relationships. At June 30, 2005, certificates of deposit comprised 74% of total deposits, consistent with the ratio at both December 31, 2004 and June 30, 2004. Management expects to use certificate of deposit pricing to initially attract depositors and attract core deposits as well as provide other banking products. Accordingly, it is anticipated that certificates of deposit will continue to make up a significant portion of the Company’s primary funding over the near term.

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

Deposits at June 30, 2005 were $112 million compared with $107 million at December 31, 2004. The increase in total deposits is due primarily to growth in certificates of deposit, which increased approximately $5 million. Brokered

United Financial Inc.

Item 2. Managements’ Discussion and Analysis

June 30, 2005

deposits increased approximately $3.8 million. Approximately $1.7 million of the increase in brokered deposits was allocated toward the purchase of municipal bonds, which settled in the second quarter of 2005. The brokered deposits which were allocated for the municipal bonds have a weighted average maturity of approximately 74 months, with a weighted average cost of 4.76%. The increase in certificates of deposit balances supplemented modest increases in interest bearing DDA accounts ($150,000) as well as non-interest bearing accounts of $386,000.

The following table describes the Company’s deposit mix at the dates indicated (in 000’s).

	June 30, 2005		December 31, 2004
	Balance	%	Balance	%
Interest-bearing deposits:
NOW accounts	$4,396	3.91%	$3,588	3.36%
Money market	10,400	9.25%	11,361	10.64%
Savings	3,725	3.31%	3,422	3.20%
Certificates of deposit	83,346	74.17%	78,419	73.43%

Total interest-bearing deposits	101,867	90.65%	96,790	90.64%
Non-interest-bearing deposits	10,503	9.35%	10,000	9.36%

Total deposits	$112,370	100.00%	$106,790	100.00%

Included in certificates of deposit are brokered deposits of $26.8 million, which are recorded net of discounts of $94,000. The deposits have a weighted average maturity of 19 months, and a weighted average rate of 3.47%. The Company has used brokered deposits in order to fund loans as well as execute leveraged investment transactions. At June 30, 2005, scheduled brokered deposit maturities were $7 million, $18 million, and $2 million in 12 months, 12-36 months, and greater than 36 months, respectively. While the Company considers longer term brokered deposits to be a more economical source of fixed rate funding than longer term retail deposits or Federal Home Loan Bank of Atlanta (“FHLBA”) advances, the Company is attempting to replace these wholesale deposits with new sources of core funding. The Bank has offered a new high yielding money market account as an alternative to renewing wholesale funding.

At June 30, 2005, the weighted average rate on certificates of deposit is 3.13% with a weighted average maturity of 13.29 months. Approximately $45 million, or 54% of certificates will reprice over the next 12 months. Given that the weighted average rate on these deposits is 2.66%, higher funding costs over the next several quarters appears likely. As noted, the Company is attempting to mitigate the reliance on term deposits with a concentrated effort to increase core funding.

Liquidity

The Company’s liquidity is determined by its ability to convert assets to cash or acquire alternative sources of funds to meet the needs of its customers who are withdrawing or borrowing funds, and to maintain required reserve levels, pay expenses and operate the Company on an ongoing basis. The Company’s primary liquidity sources are net income from operations, cash and due from banks, federal funds sold and other short-term investments, and borrowings from the FHLB. In addition, the Company has the ability, on a short-term basis, to purchase federal funds from other financial institutions. Finally, the Company has used the Internet as a source for attracting deposits from businesses, retirement plans, and other financial institutions. At June 30, 2005, these deposits totaled $7.6 million, or 6.72% of total deposits. In accordance with regulatory guidance, the Company has controls in place to monitor brokered and rate sensitive deposits. Since the Company is “well capitalized” for regulatory purposes, there are no restrictions on brokered deposit activity. At June 30, 2005, the Company’s loan to deposit ratio (including loans held for sale) was 87.99%. This compares with a ratio of 90.19% at December 31, 2004 and 89.68% at June 30, 2004. Management believes that the Company has sufficient liquidity to meet all funding needs for the foreseeable future and expects long-term liquidity needs to be met through growth of its deposits.

United Financial Inc.

Item 2. Managements’ Discussion and Analysis

June 30, 2005

Other Borrowings

At June 30, 2005, the Company had other borrowings of $25.5 million. Other borrowings consisted of secured borrowing agreements with FHLBA totaling $23 million and subordinated debt with another financial institution of $2.5 million. $4.75 million of the debt with the FHLBA is classified as short term debt.

The Company has $11 million in fixed rate advances from the FHLBA. The advances have a weighted average rate of 3.53% with a weighted average maturity of 20 months. At June 30, 2005 scheduled maturities and weighted average rates were $4.75 million and 3.03% for maturities within the next 12 months, and $4.25 million and 3.90% for maturities between 12 and 36 months, and $2 million and 3.91% for maturities beyond 36 months.

The Company has four convertible rate advances totaling $12 million. The weighted average maturity and rates of these advances are 50 months and 3.74%, respectively. The first advance is for $1 million, has a fixed rate of 4.44% and matures in January 2011. However, the advance is callable on a quarterly basis, at which point the Company may elect to convert the advance to a LIBOR-based floating advance at a 3-month LIBOR rate of interest. The second advance is for $3 million, has a fixed rate of 4.49%, and matures in July 2011. The borrowing is callable by the FHLBA quarterly thereafter, at which point the Company may elect to convert the advance to a LIBOR- based floating advance at a 3-month LIBOR rate of interest. The third advance is for $3 million, has a fixed rate of 2.88% and matures in September 2007. However, the advance is subject to a one-time call by the FHLBA in September 2005, at which point the Company may elect to convert the advance to a LIBOR-based floating advance at a 3-month LIBOR rate of interest. If the advance is not called, it becomes a fixed rate advance until maturity. Under current market conditions, management anticipates this advance will be called. The fourth advance is for $5 million and has a fixed rate of 3.67%. It is not callable until May 30, 2006, at which point the advance will only be called in the event that the 3-month LIBOR exceeds 7%. It is then callable on a quarterly basis if LIBOR breaks through 7% on a date approximating the call date.

In March 2001, the Bank issued subordinated debt in the principal amount of $2.5 million to a financial institution. The debenture matures on April 1, 2008 and floats at Wall Street Journal Prime less 100 basis points. The purpose of the transaction was to provide additional Tier 2 capital for the Company. Under the Federal Reserve’s risk based capital guidelines, banks may include in Tier 2 capital long-term subordinated debt that meets certain conditions. The $2.5 million is intended to be treated as capital rather than debt of the Company for the purposes of capital adequacy guidelines. At June 30, 2005, $1 million was treated as tier 2 capital. The debt is subordinated to that of general creditors, is unsecured, and does not contain provisions that permit the holder to require payment of principal prior to maturity except in the case of the Company’s bankruptcy or receivership. In the event of insolvency, this subordinated debt would be paid after general creditors but before any distribution to shareholders.

The Company has established credit facilities to provide additional liquidity if and as needed, consisting of $5.4 million in unsecured lines of credit with correspondent banks. The Company would have available credit under secured lines of credit of $2.8 million.

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

United Financial Inc.

Item 2. Managements’ Discussion and Analysis

June 30, 2005

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

At June 30, 2005, the Company had commitments to extend credit of $13.5 million. Commitments to fund letters of credit totaled $190,000. The Company is committed to fund $250,000 in a limited liability partnership established to provide mezzanine financing for eligible companies located in the Southeastern United States.

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

The amounts of assets and liabilities which reprice or mature within a particular period were determined in accordance with the contractual terms of the assets or liabilities. Loans with adjustable rates which have not reached a floor or ceiling are shown as being due at the end of the next upcoming adjustment period. Loans which have reached a floor or ceiling are shown as changing at maturity. The repricing of investments is based on projected cash flows at June 30, 2005. These projections may change due to the overall direction of interest rates. Typically, higher rates will cause prepayments to slow, thereby slowing cash flow and extending expected maturities. Conversely, lower rates will cause prepayments to increase and shorten maturities. Money market deposit accounts and negotiable orders of withdrawal or other transaction accounts are assumed to be subject to immediate repricing and depositor availability and have been placed in the shortest period. In making the gap computations, none of the assumptions sometimes made regarding prepayment rates and deposit decay rates have been used for any interest-earning assets or interest-bearing liabilities. In addition, the estimates do not reflect scheduled principal payments that will be received throughout the lives of the loans. The Company’s projected interest rate sensitivity of the Company’s assets and liabilities may vary substantially if different assumptions were used or if actual experience differs from that indicated by such assumptions. As of June 30,

United Financial Inc.

Item 2. Managements’ Discussion and Analysis

June 30, 2005

2005, the Company has a negative interest rate gap of approximately 90.43% of total earning assets in the one-year time frame. The Company has $4 million of convertible rate advances from the FHLBA which are currently subject to call by the issuer. Another $3 million is eligible for call during the year. In the event they were called, the Company would have the option to convert the advance to LIBOR- based floating advance at a 3-month LIBOR rate of interest. Assuming these advances were called within one year, the Company’s gap position decreases to approximately 82.30%.

Capital

The Company and Bank are subject to various regulatory capital requirements administered by the banking regulatory agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly discretionary actions by the regulators that, if undertaken, could have a direct material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Our capital amounts and classifications are subject to qualitative judgments by the regulators about components, risk-weightings, and other factors. As of June 30, 2005, the Holding Company’s and Bank’s levels of capital exceeded all applicable regulatory requirements.

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

Recent Accounting Pronouncements

In March 2004, the Financial Accounting Standards Board (FASB) issued EITF No. 03-1 (EITF 03-1), The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, which provided guidance for evaluating whether an investment is other-than-temporarily impaired and its application to investments classified as either available for sale or held to maturity under FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, and investments accounted for under the cost or equity method of accounting. In September 2004, the FASB issued FASB Staff Position (FSP) EITF No. 03-1-1, a delay of the effective date for the measurement and recognition guidance contained in paragraphs 10-20 of EITF 03-1 until the FASB issues final guidance. On July 25, 2005, the Board decided not to provide additional guidance on the meaning of other than temporary, but directed the Staff to issue FSP EITF 03-1-a. “Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1.” The final FSP will codify the existing accounting guidance rather than change the accounting, and will apply to evaluations made after September 25, 2005.

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

United Financial Inc.

Item 2. Managements’ Discussion and Analysis

June 30, 2005

a modified prospective method. This will require the Company to record compensation expense on the unvested portion of options or awards granted prior to the adoption of the pronouncement. Management continues to closely monitor and evaluate how the provisions of SFAS No. 123(R) will affect the Company.

On June 1, 2005, the FASB issued SFAS No. 154 Accounting for Changes and Error Corrections. This replaces APB No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS applies to all voluntary changes in accounting principle and changes the requirements for accounting for and reporting a change in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. The requirements are effective for accounting changes made in fiscal years beginning after December 15, 2005. It is not likely this pronouncement will have a significant impact on the Company

Item 3

Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e)) pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.

There were no changes in United Financial’s internal control over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There were no material legal proceedings pending at June 30, 2005, against the Company or the Bank, other than ordinary routine litigation incidental to their respective businesses, to which the Company or the Bank is a party or of which any of their property is the subject. It is to be expected that various actions and proceedings may be anticipated to be pending or threatened against, or to involve, the Company or the Bank from time to time in the ordinary course of business. Some of these may from time to time involve large demands for compensatory and/or punitive damages. At the present time, management knows of no pending or threatened litigation the ultimate resolution of which would have a material adverse effect on the Company’s financial position or results of operations.

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

United Financial, Inc.

Date: August 15, 2005	/s/ William M. Griffith, Jr.
William M. Griffith, Jr.
President & Chief Executive Officer
(Duly Authorized Officer)

Date: August 15, 2005	/s/ William E. Swing, Jr
William E. Swing, Jr.
Senior Vice President
Chief Financial Officer
Chief Accounting Officer